Form 10-Q
period 1995-03-31
NASHVILLE LAND FUND LTD
filed 1995-05-17
CIK 793935

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended MARCH 31, 1995

                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _______________


Commission File Number: 33-5785-A


                            NASHVILLE LAND FUND, LTD.
            (Exact name of Registrant as specified in its charter)


        Tennessee                                          62-1271664
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                         Identification)


One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)                             (Zip Code)

                               (615)  292-1040
            (Registrant's telephone number, including area code)

Suite 345, 222 Third Avenue North, Nashville, Tennessee 37201
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 YES    X     NO  ___

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                         NASHVILLE LAND FUND, LTD.
                    (A Tennessee Limited Partnership)


                          FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 1995


                                  INDEX



        Financial Statements:

              Consolidated Balance Sheets                   3
              Consolidated Statements of Operations         4
              Consolidated Statements of Cash Flows         5
              Notes to Financial Statements                 6



                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                     March 31,        December 31,
                                       1995              1994
                                  -------------      -------------

                    ASSETS

CASH                               $   207,288      $    104,645

LAND HELD FOR INVESTMENT             4,989,656         5,080,858

NOTE RECEIVABLE                        978,014           978,014

ACCRUED INTEREST RECEIVABLE            298,075           267,193

OTHER ASSETS                             5,275               275

            Total Assets           $ 6,478,308      $  6,430,985
                                    ==========        ==========


                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                         5,462            13,788

ACCRUED PROPERTY TAXES                    -               36,251

PARTNERS' EQUITY                     6,472,846         6,380,946

   Total Liabilities &
   Partners' Equity                $ 6,478,308      $  6,430,985
                                    ==========        ==========






                      See notes to financial statements.




                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



                                                  Quarter and
                                              Year to Date Ending
                                                    MARCH 31,
                                             _____________________
                                               1995         1994
                                               ____         ____
REVENUE:

  Land Sales:
      Sale Proceeds                       $ 184,109    $    -
      Cost of Land Sold                      91,202         -
      Closing Costs                          16,414         -
      Gain on Sale of Land                   76,493         -

  Interest Income                            30,882        24,195
  Miscellaneous                                 130           300

       Total Revenue                      $ 107,505    $   24,495


EXPENSES:

  Property Taxes                             (1,253)        2,733
  Association Fees                             -           28,000
  Management Fees                             3,500         3,500
  Legal & Accounting Fees                    12,900           400
  General & Admin. Expenses                     458         4,733

       Total Expenses                     $  15,605    $   39,366

NET INCOME (LOSS)                         $  91,900    $  (14,871)






                       See notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                Year-to-date
                                                  MARCH 31,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from Operating Activities:

  Net Income                           $  91,900       $ (14,871)
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
        Change in Other Assets            (5,000)           -
        Change in Accounts Payable        (8,326)         21,788
        Increase in Accrued
          Interest Receivable            (30,882)        (24,195)
        Decrease in Accrued Taxes        (36,251)        (12,405)
        Gain on Sale of Land             (76,493)           -

        Total Adjustments               (156,952)        (14,812)

        Net Cash used in
          Operating Activities           (65,052)        (29,683)

        Cash Flows from Investing
          Activities

          Sale Proceeds                  167,695            -

        Net Increase/(Decrease) in
          Cash and Cash Equivalents      102,643         (29,683)


CASH AT JANUARY 1,                       104,645         192,959

CASH AT MARCH 31,                     $  207,288      $  163,276
                                        ========         ========


                      See notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 1995
                               (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first nine months were as follows:

                                        1995              1994
                                      ________          ________
        Management Fees              $  3,500          $  3,500
        Accounting Fees                   400               400



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995.

During the first quarter of 1995, the Registrant sold approximately one acre for $184,109. The sale proceeds were distributed to the partners in the second quarter. Although the Registrant does not have any contracts for sale, the General Partner is actively pursuing potential purchasers of the North Creek Business Park.

Operating expenses of the Registrant are comparable to the prior year's quarter except for the absence of Association Fees which were recorded in the second quarter of 1995 and the increase in Legal & Accounting Fees due to the timing of audit and tax preparation charges. The actual increase in audit and tax fees is minimal.


FINANCIAL CONDITION

As of May 15, 1995, the Registrant has $37,347 in cash reserves. These funds are expected to be sufficient through 1995.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for First Quarter of 1995

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NASHVILLE LAND FUND, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date: May 17, 1995                      By:/s/ Steven D. Ezell
                                            ___________________
                                               Steven D. Ezell
                                               President



Date: May 17, 1995                      By:/s/ Michael A. Hartley
                                           ______________________
                                               Michael A. Hartley
                                               Secretary/Treasurer