Form 10-Q
period 1995-06-30
NASHVILLE LAND FUND LTD
filed 1995-08-14
CIK 793935

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 10-Q



                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1995

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


                          FINANCIAL STATEMENTS
               For the Six Months Ended June 30, 1995


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



                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                                     June 30,        December 31,
                                       1995              1994
                                  -------------      -------------

                              ASSETS

CASH                              $    46,133       $    104,645

LAND HELD FOR INVESTMENT            4,989,656          5,080,858

NOTE RECEIVABLE                       978,014            978,014

ACCRUED INTEREST RECEIVABLE           330,070            267,193

OTHER ASSETS                              275                275
                                    _________          _________
            Total Assets           $6,344,148         $6,430,985
                                   ==========          ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                   $   22,727        $    13,788

ACCRUED PROPERTY TAXES                   -                36,251

PARTNERS' EQUITY                    6,321,421          6,380,946
                                    ________           _________

   Total Liabilities &
   Partners' Equity                $6,344,148        $ 6,430,985
                                   ==========         ==========










                      See notes to financial statements.




                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



                        Quarter Ending       Year to Date Ending
                           June 30,                June 30,
                      __________________     ____________________
                       1995        1994       1995         1994
                       ____        ____       ____         ____
REVENUE:

 Land Sales:
    Sale Proceeds    $  -        $  -       $184,109     $ -
    Cost of Land
     Sold               -           -         91,202       -
    Closing Costs       -           -         16,414       -
                     ______      ______       ______    ______
    Gain on Sale
     of Land            -           -         76,493       -

 Miscellaneous          -           300          130        600
 Interest            37,080      31,432       67,962     59,410
                     ______      ______       ______     ______
     Total Revenue  $37,080     $31,732     $144,585    $60,010


EXPENSES:

 Property Taxes         -           -         (1,253)     2,734
 Association Fees    27,567      (1,630)      27,567     26,370
 Management Fees      3,500       3,500        7,000      7,000
 Legal & Accounting
   Fees               1,899      14,159       14,799     14,559
 General & Admin.
   Expenses           5,539       2,841        5,997      7,574
                     ______      ______       ______     ______
     Total Expenses $38,505     $18,870      $54,110    $58,237

NET INCOME (LOSS)   $(1,425)    $12,862      $90,475    $ 1,773









                       See notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                Year-to-date
                                                  June 30,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from Operating Activities:

  Net Income                           $90,475            $1,773
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
        Change in Other Assets            -                  -
        Change in Accounts Payable       8,939             5,438
        Increase in Accrued
          Interest Receivable          (62,877)          (56,964)
        Decrease in Accrued Taxes      (36,251)          (12,403)
        Gain on Sale of Land           (76,493)             -
                                       ________           ________
        Total Adjustments             (166,682)          (63,929)

        Net Cash used in
          Operating Activities         (76,207)          (62,156)

Cash Flows from Investing
        Activities

          Cash Distribution
            to Partners               (150,000)               -
          Sale Proceeds                167,695                -
                                      ________           _______
                                        17,695                -

        Net Increase/(Decrease) in
          Cash and Cash Equivalents    (58,512)          (62,156)


CASH AT JANUARY 1,                      104,645          192,959

CASH AT JUNE 30,                       $ 46,133        $ 130,803
                                       ========          ========


                      See notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Six Months Ended June 30, 1995
                               (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated June 26, 1986. Compensation earned for these services in the first nine months were as follows:

                                        1995              1994
                                      ________          ________
        Management Fees               $ 7,000           $ 7,000
        Accounting Fees                 1,600             1,600



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995.

During the first quarter of 1995, the Registrant sold approximately one acre for $184,109. The sale proceeds were distributed to the partners in the first quarter. Although the Registrant does not have any contracts for sale, the General Partner is actively pursuing potential purchasers of the Property.

Operating expenses of the Registrant are comparable to the prior year's quarter and are not expected to fluctuate significantly in the future.


FINANCIAL CONDITION

As of June 30, 1995, the Registrant has $46,133 in cash reserves.
These funds are expected to be sufficient through 1995.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit 27 - Financial Data Schedule for Second Quarter of
1995

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NASHVILLE LAND FUND, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date: August 11, 1995                   By:/s/ Steven D. Ezell
                                            ___________________
                                               Steven D. Ezell
                                               President



Date: August 11, 1995                   By:/s/ Michael A. Hartley
                                           ______________________
                                               Michael A. Hartley
                                               Secretary/Treasurer