Form 10-Q
period 1995-09-30
NASHVILLE LAND FUND LTD
filed 1995-11-14
CIK 793935

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 10-Q



                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995

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


                          FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1995


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



                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                                   September 30,      December 31,
                                       1995              1994
                                  -------------      -------------

                    ASSETS

CASH                                $1,522,302         $   104,645

LAND HELD FOR INVESTMENT             4,989,656           5,080,858

NOTE RECEIVABLE                        -                   978,014

ACCRUED INTEREST RECEIVABLE            -                   267,193

OTHER ASSETS                               275                 275

            Total Assets            $6,512,233          $6,430,985
                                    ==========          ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                    $   11,384         $    13,788

ACCRUED PROPERTY TAXES                  35,236              36,251

PARTNERS' EQUITY                     6,465,613           6,380,946

   Total Liabilities &
   Partners' Equity                 $6,512,233         $ 6,430,985
                                    ==========          ==========










                      See notes to financial statements.




                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



                        Quarter Ending       Year to Date Ending
                         September 30,          September 30,
                      _________________      ____________________
                       1995        1994       1995         1994
                       ____        ____       ____         ____
REVENUE:

 Land Sales:
    Sale Proceeds    $  -           -         184,109        -
    Cost of Land
     Sold               -           -         (91,202)       -
    Closing Costs   (100,000)       -        (116,414)       -
    Loss on Sale
     of Land        (100,000)       -         (23,507)       -

 Miscellaneous          -           300           130        900
 Interest            282,208     30,007       350,170     89,417

     Total Revenue   182,208     30,307       326,793     90,317


EXPENSES:

 Property Taxes       35,236     19,662        33,984    22,396
 Association Fees                  -           27,566    26,370
 Management Fees       3,500      3,500        10,500    10,500
 Legal & Accounting
   Fees                  923        400        15,722    14,959
 General & Admin.
   Expenses           (1,643)     2,682         4,354    10,256

     Total Expenses   38,016     26,244        92,126    84,481

NET INCOME          $144,192      4,063       234,667     5,836









                       See notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                Year-to-date
                                                September 30,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from Operating Activities:

  Net Income                            $234,667            5,836
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
        Change in Accrued Property
          Taxes                           (1,015)            -
        Change in Accounts Payable        (2,404)           5,437
        Change in Accrued
          Interest Receivable            267,193          (86,999)
        Decrease in Accrued Taxes            -              7,259
        Gain/Loss on Sale of Land         23,507              -
                                        ________          ________
        Total Adjustments                287,281          (74,303)

        Net Cash used in
          Operating Activities           521,948          (68,467)

        Cash Flows from Investing
          Activities:

          Cash Distribution
            to Partners                 (150,000)           -
          Note Receivable Proceeds       978,014            -
          Sale Proceeds                   67,695            -
                                         _______           _______
                                         895,709            -

        Net Increase/(Decrease) in
          Cash and Cash Equivalents    1,417,657          (68,467)


CASH AT JANUARY 1,                       104,645          192,959

CASH AT SEPTEMBER 30,                 $1,522,302          124,492
                                       =========         ========


                      See notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Six Months Ended September 30, 1995
                               (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first nine months were as follows:

                                        1995              1994
                                      ________          ________
        Management Fees               $ 10,500           10,500
        Accounting Fees                  2,000            2,000



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

During the first quarter of 1995, the Registrant sold approximately one acre for $184,109. The sale proceeds were distributed to the partners in the second quarter. On September 20, 1995, Stewarts Ferry Joint Venture, the obligor on the Registrant's note receivable, sold its land and retired in full the note receivable and accrued interest. The Registrant also received a $245,659 equity participation which was recorded as additional interest. From these proceeds, the Registrant was required to pay a $100,000 commission to the agent that assisted the Registrant on the original sale of this land to Stewarts Ferry Joint Venture. On October 5, 1995, $1,300,000 of these proceeds were distributed to the partners.

Operating expenses of the Registrant are comparable to the prior year's quarter and are not expected to fluctuate significantly in the future. Property taxes appear to have increased, but the 1994 third quarter property tax amount reflected only part of the 1994 annual amount of $39,015. 1995 property tax expense reflects a full year's expense.


FINANCIAL CONDITION

As of September 30, 1995, the Registrant has $1,522,302 in cash reserves. In October, 1995, $1,300,000 was distributed to the partners. The remaining funds are expected to be sufficient through 1995.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for Third Quarter of
1995

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NASHVILLE LAND FUND, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date: November 13, 1995                  By:/s/ Steven D. Ezell
                                            ___________________
                                               Steven D. Ezell
                                               President



Date: November 13, 1995                 By:/s/ Michael A. Hartley
                                           ______________________
                                               Michael A. Hartley
                                               Secretary/Treasurer