Form 10-K405
period 1995-12-31
NASHVILLE LAND FUND LTD
filed 1996-04-01
CIK 793935

                           UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
                     For the fiscal year ended
                          December 31, 1995

                                 or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from _______to__________

                          Commission File Number
                               33-5785-A

                        NASHVILLE LAND FUND, LTD.
        (Exact name of Registrant as specified in its charter)


      Tennessee                         62-1299384
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)   Identification Number.)

  One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
Tennessee                                       37205
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:(615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which
                                               registered

        None                                       None

Securities registered pursuant to Section 12(g) of the Act:
                 UNITS OF LIMITED PARTNERSHIP INTEREST
                         (Title of Class)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                 [X]

    The aggregate sales price of the Units of Limited Partnership
Interest to non-affiliates was $7,500,000 as of February 29, 1996.

This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

                                 PART I
Item 1.  Business

    Nashville Land Fund, Ltd. ("Registrant"), is a Tennessee limited partnership organized on March 26, 1986, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partner of Registrant is 222 Partners, Inc.

    Registrant's primary business is to own and hold for investment undeveloped real properties located in Goodlettsville, Sumner County and Nashville, Davidson County, Tennessee (the "Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the immediately surrounding areas and the growth of the communities generally.

Financial Information About Industry Segments

    The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6- Selected Financial Data.

Narrative Description of Business

    The Registrant is holding for investment approximately 58 sellable acres of land in various stages of development in Goodlettsville, Sumner County and Nashville, Davidson County, Tennessee. These properties will be referred to respectively as North Creek Business Park Property and Larchwood Property in the remainder of this report.

    The North Creek Business Park Property is approximately 44 acres of land. It is subdivided into 20 tracts, which are cleared, graded and improved with roads and utilities. The North Creek Business Park Property is located in the incorporated City of Goodlettsville, approximately 12 miles north of downtown Nashville, and is zoned Commercial PUD. It is intended for office users.

    An affiliate of the General Partner, North Creek Associates, Ltd., owns land in the immediate vicinity of North Creek Business Park. North Creek Associates, Ltd.'s land is intended primarily for retail and apartment use. The retail site, called North Creek Commons, does not directly compete with the Registrant due to their different uses.

    The Larchwood Property is approximately 14 acres located in Nashville, Davidson County. It is subdivided into 4 tracts, which are cleared and graded. One of the four tracts is zoned for residential use, and all remaining acreage is zoned Commercial PUD.

Competition:

    The competition surrounding the Registrant's Property has had very little change in the recent years. The competitive sites have also seen little activity in the past year and are asking similar prices to the Registrant.

    The Registrant has no employees. Partnership management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General
Partner.

Item 2.  Properties

    As of December 31, 1995, Registrant owned approximately 58 sellable acres of land in Goodlettsville, Sumner County, and Nashville, Davidson County, Tennessee. These properties consist of 44 acres in the North Creek Business Park and 14 acres of the Larchwood Property. For further information, see Item 1 above.

Item 3.  Legal Proceedings

    Registrant is not a party to, nor is any of Registrant's property the subject of, any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                              PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

    There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 Units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 29, 1996, there were 458 holders of record of the 7,500 Units of limited partnership interests.

    There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

                  For the Year Ended December 31,

                 1995      1994      1993      1992      1991

Total Income  $341,335  $124,358  $183,105  $132,101  $212,626
Net Earnings   242,773    11,389    74,306    28,549    99,076
Net Earnings     32.37      1.52      9.91      3.81     13.21
   per unit
Total Assets 5,159,939 6,430,985 6,390,008 6,469,190 6,435,847

Cash Distributions 200        -        20         -         20
per $1000 units

Item 7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

Results of Operations

    On January 4, 1995, the Registrant sold approximately one acre to a hotel developer for approximately $184,000. There were no sales during 1994. In 1993, the Registrant sold one acre for $210,000. The 1993 proceeds were used to make a cash distribution to the partners in the amount of $150,001. The remainder of the 1993 proceeds are being retained primarily for operating expenses.

    Also during 1995, the Registrant received $1,490,292 as payment of interest and principal on the Note receivable. These proceeds together with the sale proceeds were used to make a $1.5 million distribution to the partners.

    Although there have been some variances between accounts, overall operations of the Registrant have not fluctuated significantly except for the absence of land sales in 1994. During 1994, the interest income calculation on the note receivable was changed from simple interest to quarterly compounded interest in accordance with the Note Agreement. The change did not have a material impact on the financial statements.

Financial Condition and Liquidity

    At February 29, 1996, $116,826 was held in cash and cash equivalents to cover partnership administrative expenses. The
General Partner believes that the 1996 operational expenses will remain comparable to those incurred in the recent past. Therefore, the present cash balances should provide sufficient liquidity for 1996. Sales of the land held for investment are the Registrant's primary sources of additional capital resources and liquidity.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (Statement 121). It requires that long-lived assets that are to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. If quoted prices are not available, the estimated fair value is determined using the best information available. After implementation, any material impairments must be recorded to reflect an excess of the carrying amount over the estimated fair value.

    Statement 121 is applicable for fiscal years beginning after December 15, 1995, and it will be implemented by the Registrant effective January 1, 1996. Implementation of Statement 121 is not expected to have a material impact on the financial statements of the Registrant.

Item 8.  Financial Statements and Supplementary Data

    The Financial Statements required by Item 8 are filed at the end of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

             None.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant

    Registrant does not have any directors or officers.  222
Partners, Inc. is the General Partner of the Registrant and as such has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners Inc.

    222 Partners, Inc. was formed in September, 1986 and serves as co-general partner for several other real estate investment limited partnerships. The executive officers and directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael
A. Hartley.

Officers and Directors of 222 Partners, Inc. are as follows:

    W. Gerald Ezell, age 65, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

    Steven D. Ezell, age 43, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

    Michael A. Hartley, age 36, is Secretary/Treasurer and a Vice
President of 222 Partners, Inc.  He has been an officer of 222
Partners, Inc. from September 17, 1986 through the current period.

He is Vice President and 50% owner of Landmark Realty Services
Corporation.  Prior to joining Landmark in 1986, Mr. Hartley was
Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

    During 1995, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

    The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    As of February 29, 1996 no person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

    As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

    There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

    No affiliated entities have, for the year ending December 31, 1995, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 3 to the Financial Statements included herein.

                               PART IV


Item 14.  Exhibits Financial Statement Schedules and Reports on
Form 8-K

     (a)     (1)    Financial Statements

                    Independent Auditors' Report              F-1
                    Financial Statements
                      Balance Sheets                          F-2
                      Statements of Earnings                  F-3
                      Statements of Partners' Equity          F-4
                      Statements of Cash Flow                 F-5
                      Notes to Financial Statements           F-6

             (2)    Financial Statement Schedules

                    Independent Auditors' Report on Schedules S-1

                    Schedule XI - Real Estates and Accumulated
                                  Depreciation                S-2

                    Schedule XII - Mortgage loans on Real
                                   Estate                     S-3

             (3)    Exhibits

                    3  Amended and Restated Certificate and
                       Agreement of limited Partnership,
                       incorporated by reference to Exhibit A
                       to the Prospectus of Registrant dated
                       June 26, 1986 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.


                    22 Subsidiaries - Registrant has no
                        subsidiaries.

                    27 Financial Data Schedule


     (b) No reports on Form 8-K have been filed during the last quarter of 1995.

                               SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NASHVILLE LAND FUND, LTD.


                                      By:  222 Partners, Inc.
                                              General Partner


DATE:   March 29, 1996                  By:/s/ Steven D. Ezell
                                        President and Director



DATE:   March 29, 1996                  By:/s/ Michael A. Hartley
                                        Secretary/Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                      NASHVILLE LAND FUND, LTD.



                                      By:  222 Partners, Inc.
                                           General Partner



DATE:   March 29, 1996                By:/s/ Steven D. Ezell
                                      President and Director



DATE:   March 29, 1996                By:/s/ Michael A. Hartley
                                      Secretary/Treasurer



    Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

    No annual report or proxy material has been sent to security holders.

            Independent Auditors' Report
            ____________________________


The Partners
Nashville Land Fund, Ltd.:


We have audited the accompanying balance sheets of Nashville Land Fund, Ltd. (a limited partnership) as of
December 31, 1995 and 1994, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Land Fund, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 8, the Partnership adopted in 1995 the provisions of Statement of Financial Accounting
Standards No. 107, Disclosures about Fair Value of
Financial Instruments.




                                       KPMG Peat Marwick LLP



Nashville, Tennessee
January 19, 1996

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

                   Balance Sheets

             December 31, 1995 and 1994




             Assets                      1995             1994


Cash and cash equivalents          $  163,842          104,645
Land held for investment (note 2)   4,995,822        5,080,858
Note receivable (note 4)                -              978,014
Accrued interest receivable (note 4)    -              267,193
Other assets                              275              275
                                     ________         ________
          Total assets             $5,159,939        6,430,985
                                     ========         ========


  Liabilities and Partners' Equity


Liabilities:
  Accounts payable                        984          13,788
  Accrued property taxes               35,236          36,251
                                     ________        ________
          Total liabilities            36,220          50,039

Partners' equity                    5,123,719       6,380,946
                                     ________        ________
Commitments and contingencies
   (notes 3 and 5)

          Total liabilities
             and partners' equity $ 5,159,939       6,430,985
                                     ========        ========











See accompanying notes to financial statements.

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

               Statements of Earnings

    Years ended December 31, 1995, 1994 and 1993




                                     1995      1994      1993
                                    _____     _____     _____
Income:
  Sales proceeds               $  184,109       -     210,079
  Cost of land sold               (85,036)      -    (111,794)
  Selling expenses                (16,414)      -     (22,783)
                                   ______    ______    ______
       Gain on sale of land        82,659       -      75,502

  Interest (note 4)               258,246   123,158   106,303
  Miscellaneous                       430     1,200     1,300
                                   ______    ______    ______
       Total income               341,335   124,358   183,105

Expenses:
  Partnership and property
     management fees (note 3)      14,000    14,000    14,000
  Association fees (note 5)        27,567    26,370    28,341
  Legal and accounting
     fees (note 3)                 16,006    14,959    10,568
  Architect and engineering
     fees                           4,443    15,627    19,481
  General and administrative
     expenses                       2,562     2,998     1,736
  Property taxes                   33,984    39,015    34,673
                                   ______    ______    ______
       Total expenses              98,562   112,969   108,799
                                   ______    ______    ______
       Net earnings            $  242,773    11,389    74,306
                                   ======    ======    ======

          Net earnings
             per unit          $    32.37      1.52      9.91
                                   ======    ======     ======



See accompanying notes to financial statements.

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

           Statements of Partners' Equity

    Years ended December 31, 1995, 1994 and 1993




                                    Limited   General
                                    partners  partners    Total

Partners' equity,
  December 31, 1992               $6,435,916     9,336  6,445,252

     Distributions (note 7)         (150,001)     -      (150,001)

     Net earnings                     74,306       -       74,306
                                    ________     _____   ________
Partners' equity,
  December 31, 1993                6,360,221     9,336  6,369,557

     Net earnings                     11,389       -       11,389
                                    ________     _____   ________
Partners' equity,
  December 31, 1994                6,371,610     9,336  6,380,946

     Distributions (note 7)       (1,500,000)      -   (1,500,000)

     Net earnings                    242,773       -      242,773
                                    ________     _____   ________
Partners' equity,
  December 31, 1995               $5,114,383     9,336  5,123,719
                                    ========     =====   ========












See accompanying notes to financial statements.

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

              Statements of Cash Flows

    Years ended December 31, 1995, 1994 and 1993


                                      1995        1994       1993

Cash flows from operating
 activities:
  Net earnings                     $242,773    11,389      74,306
  Adjustments to reconcile net
  earnings to net cash provided
     (used) by operating
     activities:
       Cost of land sold             85,036       -       111,794
       Cost of land improvements       -      (11,500)      -
       Decrease (increase) in
          accrued interest
          receivable                267,193  (117,791)   (100,099)
       Decrease in other assets        -         -          3,508
       (Decrease) increase in
          accrued property taxes     (1,015)   23,848     (11,535)
       (Decrease) increase in
          accounts payable          (12,804)    5,740       8,048
                                    _______    _______     _______
          Total adjustments         338,410   (99,703)     11,716
                                    _______    _______     _______
          Net cash provided
            (used) by operating
            activities              581,183    (88,314)    86,022
                                    _______     _______    ______

Cash flows from investing activities -
  payment received on note
  receivable                        978,014        -           -

                                    _______      _______  _______
Cash flows from financing activities -
  cash distribution to limited
  partners                       (1,500,000)       -     (150,001)
                                   _______       _______   _______
          Net increase (decrease)
            in cash and cash
            equivalents              59,197    (88,314)   (63,979)

Cash and cash equivalents
  at beginning of year              104,645    192,959    256,938
                                    _______    _______    _______
Cash and cash equivalents
  at end of year                   $163,842    104,645    192,959
                                    =======    =======    =======


Supplemental disclosures of cash flow information:
  Cash paid for state taxes        $    -           -       7,606
                                    =======     =======   =======
See accompanying notes to financial statements.

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)


            Notes to Financial Statements

             December 31, 1995 and 1994




(1)    Summary of Significant Accounting Policies
       _______________________________________
   (a)    Organization
          ___________
          Nashville Land Fund, Ltd. (the
          Partnership) is a Tennessee Limited
          Partnership organized in March, 1986
          to acquire, own, and hold for
          investment certain parcels of
          undeveloped real property located in
          Metropolitan Nashville, Davidson
          County, and Sumner County,
          Tennessee.  222 Partners, Inc. (see
          note 6) is the General Partner of
          the Partnership.

   (b)    Income Taxes
          ____________
          The financial statements include
          only those assets, liabilities and
          results of operations which relate
          to the Partnership.  No provision
          has been made in the financial
          statements for Federal income taxes,
          since such taxes are the liabilities
          of the partners.  The partnership is
          subject to a 6% state tax on certain
          interest income.  Provision has been
          made in the financial statements for
          such taxes.

   (c)    Land Held for Investment
          _______________________
          Land held for investment is recorded
          at cost and includes two tracts of
          undeveloped land representing
          approximately 104 and 105 acres in
          1995 and 1994, respectively.
          Approximately 61 acres of the land
          are available for sale with the
          remainder being flood plain, roads,
          and landscaping.  Land costs include
          amounts incurred to acquire and hold
          land, including interest and
          property taxes during the
          development period.  Costs to hold
          land, including interest and
          property taxes, are charged to
          expense once development is
          substantially complete.  Land
          improvement costs incurred include
          development costs expended
          subsequent to the acquisition of a
          tract.

   (d)    Partnership Allocations
          _____________________
          Net earnings, losses, and
          distributions of cash flow of the
          Partnership are allocated among the
          limited partners and general
          partners, in accordance with the
          agreement of the limited
          partnership.

(Continued)

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

            Notes to Financial Statements




   (e)    Cash and Cash Equivalents
          ________________________
          The Partnership considers all short-
          term investments with original
          maturities of three months or less
          at the date of purchase to be cash
          equivalents.

          Cash belonging to the Partnership is
          combined in an account with funds
          from other partnerships related to
          the general partner.

   (f)    Estimates
          _________
          Management of the Partnership has
          made estimates and assumptions to
          prepare these financial statements.
          Actual results could differ from
          those estimates.

(2)    Land held for Investment
        _______________________
        The components of land held for investment at December 31, are as follows:


                                  1995                      1994
                                 _____                     _____

       Land                   $2,800,349                2,859,202
       Improvements            2,195,473                2,221,656
                                ________                 ________
                              $4,995,822                5,080,858
                                ========                 ========

        The aggregate cost for federal income tax purposes was $4,995,822 and $5,208,244 at
        December 31, 1995 and 1994, respectively.

        In 1995, the Partnership sold approximately 1 acre of the land held for investment for gross proceeds of $184,109.

(3)    Related Party Transactions
       _______________________
       The general partners and their affiliates have been actively involved in managing the property. Affiliates of the general partners receive fees for performing certain services.
       Expenses incurred for these services for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                    1995        1994        1993
                                    ____        ____        ____
    Partnership and property
           management fees        $14,000     14,000      14,000
     Accounting fees                2,000      2,000       2,250
     Real estate sales commission   5,523        -           -


(Continued)

             NASHVILLE LAND FUND, LTD.
              (A Limited Partnership)

           Notes to Financial Statements




(4)    Note Receivable
       ______________
       The note receivable at December 31, 1994 represented a $978,014 promissory note issued by Stewart's Ferry Joint Venture secured by land and improvements in Davidson County, Tennessee. The promissory note was originally due July 1990 with interest at 11% payable annually. From July 1990 to June
       1992, the note was extended in six-month intervals with interest ranging from 14% to 12.5% payable at each maturity. Effective
       June 30, 1992, the note was again extended.
       At that time, a principal payment of $71,986 was made, reducing the unpaid principal balance from $1,050,000 to $978,014, and accrued interest of $128,014 was received.
       Under the extension agreement all principal and interest is due on June 30, 2002.
       Interest on the unpaid balance is to be
       calculated at 10% per year compounded
       quarterly, payable at maturity or in the event of a sale or refinancing.

       In connection with extending the note in 1992, the Partnership entered into an equity participation agreement with the borrower.
       According to their agreement, no equity
       participation is due and payable until the Partnership has received full payment of all unpaid principal and interest due under the note, and the borrower has retained cumulative net proceeds equal to $871,986 and the amount of any capital expenditures made by the borrower with respect to the property which expenditures must be approved in writing by the Partnership. Upon satisfaction of the preceding conditions, the Partnership participates in fifty percent of the net proceeds from the sale, refinancing or operations of the property until the Partnership has received an amount equal to a return of 18% on the balance of the note receivable and thereafter participates in twenty percent of the net proceeds.

       On September 20, 1995, the property which secured this note was sold by Stewart's Ferry
       Joint Venture. From the proceeds of this sale, the Partnership received repayment of principal and accrued interest, totaling
       $978,014 and $366,619, respectively.
       Stewart's Ferry Joint Venture retained
       $871,986 of the net proceeds, as specified in the equity participation agreement. The remaining net proceeds were divided equally between Stewart's Ferry Joint Venture and the
       Partnership.  The Partnership received
       additional interest income of $145,659,
       net, upon liquidation of Stewart's Ferry
       Joint Venture.




(Continued)

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

            Notes to Financial Statements




(5)    Association Fees
       _______________
       During 1989, an owners' association was
       formed to manage the North Creek Business
       Park. The Partnership incurred association fees totaling $27,567 in 1995, $26,370 in
       1994, and $28,341 in 1993, which relate to the Partnership's pro rata share of the owners' association expenses, consisting primarily of electricity costs, irrigation, and landscape maintenance.

(6)    General Partner Bankruptcy
       _________________________
       On February 25, 1991, W. Gerald Ezell, a former general partner, elected to file for reorganization under Chapter 11 of the United
       States Bankruptcy Code.  On April 6, 1994,
       Mr. Ezell sold his partnership interest in the Registrant to an affiliated third-party.
       In accordance with the partnership agreement, Mr. Ezell's interest was converted into a special limited partner interest and his general partner responsibilities were transferred to 222 Partners, Inc., the remaining general partner.

(7)    Distributions
       ___________
       For the years ended December 31, 1995 and 1993, the Partnership made distributions to the limited partners of $1,500,000 ($200 per unit) and $150,001 ($20 per unit), respectively. There were no distributions made in 1994.

(8)    Fair Value of Financial Instruments
       _______________________________
       At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $163,842 and accrued liabilities of $36,220. The carrying amounts of cash and cash equivalents and accrued liabilities approximate fair value because of the short maturity of those financial instruments.

            Independent Auditors' Report





The Partners
Nashville Land Fund, Ltd.:


Under date of January 19, 1996, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 1995 and 1994, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended
December 31, 1995. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                KPMG Peat Marwick LLP



Nashville, Tennessee
January 19, 1996

                       Schedule XI

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

      Real Estate and Accumulated Depreciation

                  December 31, 1995






                                      Initial cost to Partnership
                                                  Building and
  Description           Encumbrances        Land  improvements

Land in Davidson and
Sumner Counties, Tennessee$   -        4,174,769             -









                                     1995      1994       1993

(1) Balance at beginning       $5,080,858 5,069,358  5,181,152
     of Period
  Additions during period:
     Improvements                    -       11,500       -
                                 --------  --------   --------
                                     -       11,500       -
                                 --------  --------   --------
  Deductions during period:
     Cost of real estate sold       85,036     -       111,794

                                 --------  --------   --------
                                   85,036      -       111,794
                                 --------  --------   --------
  Balance at end of period     $4,995,822 5,080,858  5,069,358
                                 ========  ========   ========


(2) Aggregate cost for
  Federal income tax purposes  $4,995,822 5,208,244  5,211,410
                                 ========  ========   ========





See accompanying independent auditors' report.

                           Schedule XI

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1995










                    Cost                        Gross
            capitalized subsequent        amount at which carried
                to acquisition              at close of period(1)(2)

                                                 Building &
                 Improve-    Carrying             improve-
Description        ments        costs      Land      ments  Total


Land in Davidson and
Sumner Counties,  3,334,480 341,273 2,800,349  2,195,473 4,995,822
Tennessee

                        Schedule XI

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1995








                          Accumulated     Date of         Date
Description             depreciation* construction    acquired

Land in Davidson and
Sumner Counties, Tennessee     -            -         6/16/86-
                                                       7/31/87





*Life on which depreciation in latest income statement is computed is not applicable.

                     Schedule XII

              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

            Mortgage Loans on Real Estate

                  December 31, 1995



                                       Final             Periodic
                Interest              maturity           payment
Description       rate                  date               terms


First mortgage
on 19 acres
 of land*    11% from Jan. 1, 1990
             through July 10, 1990,  June 30, 2002    Interest and
              prime plus 4% from                         principal
             July 11, 1990 through                        due at
              June 30, 1992, 10%                         maturity
               from July 1992 to
                June 30, 2002

                                       1995     1994       1993

(1) Balance at beginning
    of period                   $    978,014  978,014    978,014

   Deductions during period:
     Collections of principal        978,014     -           -
                                     _______  _______    _______
   Balance at end of period     $       -     978,014    978,014
                                     =======  =======    =======

 *The note receivable represents a $978,014 promissory note issued by Stewart's Ferry Joint Venture secured by land and improvements in Davidson County, Tennessee. The promissory note was originally due July 1990 with interest at 11% payable annually. From July 1990 to June 1992, the note was extended in six-month intervals with interest ranging from 14% to 12.5% payable at each maturity. Effective June 30, 1992, the note was again extended. At that time, a principal payment of $71,986 was made, reducing the unpaid principal balance from $1,050,000 to $978,014, and accrued interest of $128,014 was received. Under the extension agreement all principal and interest is due on June 30, 2002. Interest on the unpaid balance is to be calculated at 10% per year compounded quarterly, payable at maturity or in the event of a sale or refinancing.

  In connection with extending the note in 1992, the Partnership entered into an equity participation agreement with the borrower. According to this agreement, equity participation is due and payable until the Partnership has received full payment of all unpaid principal and interest due under the note, and the borrower has retained cumulative net proceeds equal to $871,986 and the amount of any capital expenditures made by the borrower with respect to the property which expenditures must be approved in writing by the Partnership. Upon satisfaction of the preceding conditions, the Partnership participates in fifty percent of the net proceeds from the sale, refinancing or operations of the property until the Partnership has received an amount equal to a return of 18% on the balance of the note receivable and thereafter participates in twenty percent of the net proceeds.

  On September 20, 1995, the property which secured this note was sold by Stewart's Ferry Joint Venture. From the proceeds of this sale, the Partnership received repayment of principal and accrued interest, totaling $978,014 and $366,619, respectively. Stewart's Ferry Joint Venture retained $871,986 of the net proceeds, as specified in the equity participation agreement. The remaining net proceeds were divided equally between Stewart's Ferry Joint Venture and the Partnership. The Partnership received additional interest income of $145,659, net, upon liquidation of Stewart's Ferry Joint Venture.

See accompanying independent auditors' report.

                     Schedule XII
              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

            Mortgage Loans on Real Estate

                  December 31, 1995







                                                  Principal amount
                                                  of loans subject
                         Face       Carrying        to delinquent
              Prior     amount of    amount of     principal or
Description   liens     mortgages  mortgages (1)     interest


First mortgage      -           -            -           -
on 19 acres of land*

     Exhibits Filed Pursuant to Item 14(a)(3):



                     NASHVILLE LAND FUND, LTD.
                 (A Tennessee Limited Partnership)



                            Exhibit Index



Exhibit

   3 Amended and Restated Certificate and Agreement of limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated
      June 26, 1986 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

  22  Subsidiaries - Registrant has no subsidiaries.

  27  Financial Data Schedule