Form 10-Q
period 1996-03-31
NASHVILLE LAND FUND LTD
filed 1996-05-13
CIK 793935

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

For the period ended        MARCH 31, 1996

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

One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
(Address of principal executive office)
Tennessee 37205
   (Zip Code)
                               (615)  292-1040
            (Registrant's telephone number, including area code)

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


                          FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 1996


                                  INDEX



        Financial Statements:

              Balance Sheets                                3
              Statements of Operations                      4
              Statements of Cash Flows                      5
              Notes to Financial Statements                 6



                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                              BALANCE SHEETS
                               (Unaudited)



                                     March 31,        December 31,
                                       1996              1995
                                  -------------      -------------

                    ASSETS

CASH AND CASH EQUIVALENTS          $   105,134      $    163,842

LAND HELD FOR INVESTMENT             4,995,822         4,995,822

OTHER ASSETS                               275               275

            Total Assets           $ 5,101,231      $  5,159,939
                                    ==========        ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                        (4,017)              984

ACCRUED PROPERTY TAXES                    -               35,236

PARTNERS' EQUITY                     5,105,248         5,123,719

   Total Liabilities &
   Partners' Equity                $ 5,101,231       $ 5,159,939
                                    ==========        ==========










                      See notes to financial statements.




                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)



                                                  Quarter and
                                              Year to Date Ending
                                                    MARCH 31,
                                             _____________________
                                                 1996        1995
                                               ____         ____
REVENUE:

  Land Sales:
     Sale Proceeds                                        184,109
     Cost of Land Sold                                    (91,202)
     Closing Costs                                        (16,414)
  Gain on Sale of Land                                     76,493

  Interest Income                                          30,882
  Miscellaneous                                  (100)        130

     Total Revenue                          $    (100)  $ 107,505


EXPENSES:

  Property Taxes                            $      -       (1,253)
  Management Fees                               3,500       3,500
  Legal & Accounting Fees                      11,477      12,900
  General & Admin. Expenses                     3,395         458
     Total Expenses                         $  18,372    $ 15,605

NET INCOME (LOSS)                           $ (18,472)   $ 91,900









                       See notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                Year-to-date
                                                  MARCH 31,
                                        __________________________
                                         1996               1995
                                         ____               ____
Cash Flows from Operating Activities:

  Net Income                        $  (18,472)        $  91,900

  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
     Change in Other Assets                -              (5,000)
     Change in Accounts Payable         (5,000)           (8,326)
     Increase in Accrued
       Interest Receivable                 -             (30,882)
     Decrease in Accrued Taxes         (35,236)          (36,251)
     Gain on Sale of Land                  -             (76,493)

     Total Adjustments                 (40,236)         (156,952)


     Net Cash used in
       Operating Activities            (58,708)          (65,052)


     Cash Flows from Investing
       Activities

       Sale Proceeds                       -             167,695

     Net Increase/(Decrease) in
       Cash and Cash Equivalents       (58,708)          102,643

CASH AT JANUARY 1,                     163,842           104,645

CASH AT MARCH 31,                   $  105,134        $  207,288
                                      ========          ========


                      See notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 1996
                               (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first three months were as follows:

                                        1996              1995
                                      ________          ________
        Management Fees              $  3,500          $  3,500
        Accounting Fees                   400               400



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996.

There have been no sales during the first quarter of 1996.

With the exception of sales, overall operations of the Registrant are minimal and have not fluctuated signficantly.


FINANCIAL CONDITION

As of April 30, 1996, the Registrant has $90,855 in cash reserves. These funds are expected to be sufficient through 1996.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First Quarter of
     1996

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NASHVILLE LAND FUND, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date: May 13, 1996                       By:/s/ Steven D. Ezell
                                         ___________________
                                         President



Date: May 13, 1996                       By:/s/ Michael A. Hartley
                                         ______________________
                                         Secretary/Treasurer