Form 10-Q
period 1996-06-30
NASHVILLE LAND FUND LTD
filed 1996-08-14
CIK 793935

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996

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

             CONSOLIDATED BALANCE SHEETS
                     (Unaudited)



                               June 30, December 31,
                                 1996       1995
                               -------- ------------

          ASSETS

CASH                           $ 87,181    $ 163,842

LAND HELD FOR INVESTMENT      4,992,672    4,995,822

OTHER ASSETS                        275          275
                              ---------    ---------

       Total Assets           5,080,128    5,159,939
                              =========    =========



          LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                 15,675          984

ACCRUED PROPERTY TAXES              -         35,236

PARTNERS' EQUITY              5,064,453    5,123,719
                             ----------    ---------

  Total Liabilities &
  Partners' Equity            5,080,128    5,159,939
                             ==========    =========







         See notes to financial statements.


/TABLE


              NASHVILLE LAND FUND, LTD.
               (A Limited Partnership)

        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)



                       Quarter to Date      Year to Date
                                 Ending June 30,
                    -----------------------------------------
                          1996      1995      1996      1995
                          ----      ----      ----      ----
REVENUE:

  Land Sales:
     Sale Proceeds       $ -       $ -       $ -  $ 184,109
     Cost of Land Sold     -         -         -    (91,202)
     Closing Costs         -         -         -    (16,414)
                         -----    ------    ------   -------
     Gain on Sale of Land -          -         -     76,493

  Miscellaneous            200       -         500      130
  Interest               3,021   37,080      3,021   67,962
                         -----   -------    ------   ------
     Total Revenue       3,221   37,080      3,521  144,585


EXPENSES:

  State income tax       8,829       -       8,829      -
  Association Fees      24,691   27,567     24,691   27,567
  Management Fees        3,500    3,500      7,000    7,000
  Legal & Accounting     5,023    1,899     16,500   14,799
  General & Admin. Exp.  1,972    5,539      5,767    4,744

       Total Expenses   44,015   38,505     62,787   54,110

NET INCOME(LOSS)     $ (40,794) $(1,425) $ (59,266) $90,475






              See notes to financial statements



                  NASHVILLE LAND FUND, LTD.
                   (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                                       Year-to-date
                                         June 30,
                                   ---------------------
                                       1996         1995
                                       ----         ----
Cash Flows from Operating Activities:

  Net Income                      $(59,266)     $90,475
     Adjustments to reconcile
     Net Income to Net Cash used in
     Operating Activities:
       Change in Accounts Payable   14,691        8,939
       Accrued interest income          -       (62,877)
       Decrease in Accrued Taxes   (35,236)     (36,251)
       Gain on Sale of Land             -       (76,493)
                                   --------     --------
     Total Adjustments             (20,545)    (166,682)

     Net Cash used in
       Operating Activities        (79,811)     (76,207)

     Cash Flows from Investing
       Activities

     Cash Distribution
       to Partners                      -      (150,000)
     Sale Proceeds                      -       167,695
     Reduction in land improvements   3,150          -

     Net Cash provided by
       investing activities           3,150      17,695

     Net Increase/(Decrease) in
       Cash and Cash Equivalents   (76,661)     (58,512)


CASH AT JANUARY 1,                  163,842     104,645

CASH AT JUNE 30,                     87,181    $ 46,133
                                 ==========   ==========

             See notes to financial statements.

                  NASHVILLE LAND FUND, LTD.
                   (A Limited Partnership)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Six Months Ended June 30, 1995
                         (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
  Compensation earned for these services in the first six months were as follows:

                                       1995         1994
                                   ________     ________
        Management Fees             $ 7,000      $ 7,000
        Accounting Fees               1,700        1,600



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

There have been no sales during the first six months of 1996.

With the exception of sales, overall operations of the Registrant are minimal and have not fluctuated signficantly.

FINANCIAL CONDITION

As of July 30, 1996, the Registrant has $ 79,423 in cash reserves. These funds are expected to be sufficient through 1996.

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


                                  NASHVILLE LAND FUND, LTD.

                                  By:  222 PARTNERS, INC.
                                    General Partner



Date: August 14, 1996             By:  /s/ Steven D. Ezell
                                    President



Date:August 14, 1996              By:  /s/ Michael A. Hartley
                                    Secretary/Treasurer