Form 10-Q
period 1996-09-30
NASHVILLE LAND FUND LTD
filed 1996-11-14
CIK 793935

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996

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


   4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)(Zip Code)

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


                          FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1996


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

                        BALANCE SHEETS
                          (Unaudited)



                               September 30,     December 31,
                                   1996              1995
                               -------------     ------------

                            ASSETS

CASH                              $158,497      $    163,842

LAND HELD FOR INVESTMENT         4,943,986         4,995,822

OTHER ASSETS                           275               275

            Total Assets        $5,102,758        $5,159,939
                               ===========        ==========



               LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                    $   74             $ 984

ACCRUED PROPERTY TAXES              32,462            35,236

PARTNERS' EQUITY                 5,070,222         5,123,719

   Total Liabilities &
   Partners' Equity             $5,102,758       $ 5,159,939
                                ==========        ==========










                      See notes to financial statements.


/TABLE


                   NASHVILLE LAND FUND, LTD.
                    (A Limited Partnership)

                   STATEMENTS OF OPERATIONS
                          (Unaudited)



                       Quarter Ending    Year to Date Ending
                        September 30,       September 30,
                       _______________   ___________________
                       1996      1995      1996       1995
                       _____     _____     _____      _____
REVENUE:

 Land Sales:
    Sale Proceeds$ 107,811      -      107,811      184,109
    Cost of Land
     Sold          (48,686)     -      (48,686)    (91,202)
    Closing Costs  (17,284) (100,000)  (17,284)   (116,414)
    Gain/(Loss)
    on Sale of Land 41,841  (100,000)   41,841     (23,507)

 Miscellaneous        -         -          500          130
 Interest             -      282,208     3,021      350,170

     Total Revenue  41,841   182,208    45,362      326,793


EXPENSES:
 State Taxes          -         -        8,829         -
 Property Taxes     32,117    35,236    32,117       33,984
 Association Fees   14,691      -       24,691       27,566
 Management Fees     3,500     3,500    10,500       10,500
 Legal & Accounting
   Fees                400       923    16,900       15,722
 General & Admin.
   Expenses             55    (1,643)    5,822        4,354

     Total Expenses 50,763    38,016    98,859       92,126

NET INCOME          (8,922) $144,192   (53,497)     234,667



                       See notes to financial statements



                   NASHVILLE LAND FUND, LTD.
                    (A Limited Partnership)

                   STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                           Year-to-date
                                           September 30,
                                      _______________________
                                       1996           1995

Cash Flows from Operating Activities:

  Net Income                      $ (53,497)      $234,667
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
  Change in Accrued Property Taxes   (2,774)        (1,015)
  Change in Accounts Payable           (910)        (2,404)
  Change in Accrued Interest Receivable-           267,193
  Gain(Loss) on Sale of Land        (41,841)        23,507

        Total Adjustments           (45,525)       287,281

        Net Cash used in
          Operating Activities      (99,022)       521,948

Cash Flows from Investing Activities:

          Cash Distribution to Partners -         (150,000)
          Note Receivable Proceed       -          978,014
          Sale Proceeds              93,677         67,695
                                     93,677        895,709

        Net Increase/(Decrease) in
          Cash and Cash Equivalents  (5,345)     1,417,657


CASH AT JANUARY 1,                   163,842       104,645

CASH AT SEPTEMBER 30,                158,497    $1,522,302
                                   =========    ==========


                      See notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Six Months Ended September 30, 1996
                               (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting
principles.   These  statements  should  be  read  in
conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
Compensation earned for these services in the first nine months were as follows:

                                        1996              1995
                                      ________          ________
        Management Fees               $ 10,500           10,500
        Accounting Fees                  2,100            2,000



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

Operations of the Registrant are comparable to the prior year's quarter except for the change in revenues. Both the 1996 and 1995 land sales were for approximately one acre of the Larchwood Property. The variance in proceeds is due to the location and access of the parcels sold. The 1995 third quarter closing costs represent a $100,000 commission paid to the agent that assisted the Registrant on the 1989 sale of land to Stewarts Ferry Joint Venture. This commission came due with the collection of the seller financed note receivable taken as part of the sale proceeds. The 1995 third quarter interest income consists of a $245,659 equity participation received in addition to payment in full of the same note receivable from Stewarts Ferry Joint Venture.



FINANCIAL CONDITION

As of October 31, 1996, the Registrant had $154,454 in cash reserves. These funds are expected to provide sufficient liquidity through 1996.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date: November 14, 1996                 By:/s/ Steven D. Ezell
                                            ___________________
                                               Steven D. Ezell
                                               President



Date: November 14, 1996            By:/s/ Michael A. Hartley
                                      ______________________
                                         Michael A. Hartley
                                         Secretary/Treasurer