Form 10-K405/A
period 1995-12-31
NASHVILLE LAND FUND LTD
filed 1997-03-25
CIK 793935

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20459

                            FORM 10-K/A

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1995

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from ______to______

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

Registrant's telephone number, including area code: (615) 292-1040

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

          There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 Units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 29,1996, there were 458 holders of record of the 7,500 Units of limited partnership interests.

          There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                 For the Year Ended December 31,

                    1995     1994      1993       1992       1991

Total Income    $441,335  $124,358  $183,105  $132,101   $212,626
Net Earnings     242,773    11,389    74,306    28,549     99,076
Net Earnings       32.37      1.52      9.91      3.81      13.21
     per unit
Total Assets   5,159,939 6,430,985 6,390,008 6,469,190  6,435,847

Cash Distributions   200        -         20        -          20
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

     Also during 1995, the Registrant received $1,590,292 as payment of interest and principal on the Note receivable. These proceeds together with the sale proceeds were used to make a $1.5 million distribution to the partners.

     Although there have been some variances between accounts, overall operations of the Registrant have not fluctuated significantly except for those accounts effected by the note receivable from Stewart's Ferry Joint Venture and architect and engineering fees. The explanations for the variances in interest vary. In 1994, the interest income calculation was changed from simple to compounded, thus the increase over 1993. This change was negotiated in 1992, but, in error, was not reflected in the financial statements until 1994. Management decided that the cumulative effect of the oversight from 1992 to 1993($ 7,236) was not material to the financial statements. Management decided to recognize the cumulative effect of the prior years' oversight when the interest was collected. In September 1995, the note receivable was collected in full and all accrued interest was received. The fluctuation in interest from 1995 to 1994 is due to a nine month period of interest accrual versus a twelve month period, offset by the recognition of the cumulative effect of the difference in compounded interest over simple interest for the periods prior to 1994.

     The income from profit participation relates to the note receivable from Stewart's Ferry Joint Venture that was received as part of the sale proceeds from the 1987 land sale to Stewart's Ferry. The note receivable was originally due July 1990. The note was extended several times until the final due date of July 2002. In connection with extending the note the last time in 1992, the Partnership entered into an equity participation agreement with the borrower. The agreement generally provided for the proceeds from the sale of the secured land to be allocated as follows: 1) a full repayment of principal and all accrued interest, 2) the borrower receiving $871,986, and 3) any remaining proceeds from the sale of the land securing the note were to be divided equally between the borrower and the Partnership. In September 1995, the land was sold. The note receivable was collected in full and a profit participation of $245,659 was recognized by the Partnership. This income was a singular event and is not expected to recur.

     The 1995 commission expense relates to the 1987 land sale to Stewart's Ferry Joint Venture which incurred a commission of $208,152. $124,152 was paid in 1987. The remaining $84,000 plus interest was to be paid upon collection of the note receivable. In error, the unpaid part of the commission was not accrued in 1987. This error was not noticed until payment of the commission in 1995. Management decided not to treat the late commission as a prior period adjustment because it was less than 4% of the original sale proceeds and less than 2% of Partners' equity. The commission expense was recognized in 1995 when paid. Generally, all commissions on land sales are paid at the date of the sale and are reflected as selling expenses.

     Architect and Engineering fees in general are incurred as the Partnership prepares for land sales. The fees are expensed as incurred because there can be no assurances that the related sales will close as expected. The $11,000 decline in architect and engineering fees from 1994 to 1995 can be attributed to the 1994 expenses relating to the sale that closed in January 1995. There were no other sales in 1995 or early 1996.

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

     Nashville Land Fund, Ltd. will implement the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The fair value of the assets can be determined externally using appraisals or internally using discounted future net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The initial adoption of this Statement is not expected to have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 29, 1996 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1995, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 3 to the Financial Statements included herein.
                             PART IV

Item 14.  Exhibits Financial Statement Schedules and Reports on
          Form 8-K

     (a)  (1)  Financial Statements

               Independent Auditors' Report               F-1
               Financial Statements
                 Balance Sheets                           F-2
                 Statements of Earnings                   F-3
                 Statements of Partners' Equity           F-4
                 Statements of Cash Flows                 F-5
                 Notes to Financial Statements            F-6

          (2)  Financial Statement Schedules

               Independent Auditors' Report               S-1

               Schedule XI - Real Estates and Accumulated
                    Depreciation                          S-2


          (3)  Exhibits

               3    Amended and Restated Certificate and
                    Agreement of limited Partnership,
                    incorporated by reference to Exhibit A
                    to the Prospectus of Registrant dated
                    June 26, 1986 filed pursuant to Rule 424 (b) of the Securities and Exchange Commission.

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

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 25, 1997                     By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 25, 1997                     By:/s/ Michael A. Hartley
                                          Secretary Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 25, 1997                    By:/s/ Steven D. Ezell
                                         President and Director

DATE:  March 25, 1997                    By:/s/ Michael A. Hartley
                                         Secretary/Treasurer

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


                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 19, 1996

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                            Balance Sheets

                      December 31, 1995 and 1994
            Assets                            1995             1994

Cash and cash equivalents                 $  163,842         104,645
Land held for investment(note 2)           4,995,822       5,080,858
Note receivable (note 4)                        -            978,014
Accrued interest receivable(note 4)             -            267,193
Other assets                                     275             275
                                          __________       _________
         Total assets                     $5,159,939       6,430,985

Liabilities and Partners' Equity

Liabilities:
  Accounts payable                        $      984          13,788
  Accrued property taxes                      35,236          36,251
                                              ______          ______
       Total liabilities                      36,220          50,039

Partners' equity:

  Limited Partners, 7,500 units            5,123,614       6,380,841
       outstanding
  Special Limited Partner (note 6)                 5               5
  General Partner                                100             100
                                           _________       _________
    Total Partners' equity                 5,123,719       6,380,946
                                           _________       _________
Commitments and contingencies
        (note 3 and 5)

       Total liabilities
     and partners' equity                 $5,159,939       6,430,985

See accompanying notes to financial statements.


                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                        Statements of Earnings

         For the Years Ended December 31, 1995, 1994 and 1993

                                       1995       1994         1993
Income:
   Sale Proceeds                $  184,109          -       210,079
   Cost of Land Sold               (85,036)         -      (111,794)
   Selling Expenses                (16,414)         -       (22,783)

      Gain on sale of land          82,659         -         75,502

   Interest (note 4)               112,587      123,158     106,303
   Income from Profit Participation
   on Note Receivable(note 4)      245,659         -            -
   Miscellaneous                       430        1,200       1,300

      Total Income                 441,335      124,358     183,105


EXPENSES:

   Commission Expense (note 3)     100,000         -            -
   Partnership and property
      management fees(note 3)       14,000       14,000      14,000
   Association Fees(note 5)         27,567       26,370      28,341
   Legal and accounting
      fees (note 3)                 16,006       14,959      10,568
   Architect and engineering fees    4,443       15,627      19,481
   General and
      Administration expenses        2,562        2,998       1,736
   Property taxes                   33,984       39,015      34,673

      Total Expenses               198,562      112,969     108,799

      Net earnings               $ 242,773       11,389      74,306

Net earnings allocated to:

   General Partner               $    -            -            -
   Limited Partners              $ 242,773       11,389       74,306

Net earnings per limited
   partner unit:                 $   32.37         1.52         9.91

See accompanying notes to financial statements.

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                    Statements of Partners' Equity

             Years ended December 31, 1995, 1994 and 1993
                                           Special
                             Limited       Limited   General
                            partners       partner   partner    Total
                         units    amounts

Partner's equity,
  December 31, 1992    7,500  $6,445,147      -         105 6,445,252

  Distributions(note 7) -       (150,001)     -         -    (150,001)

  Net earnings          -         74,306      -                74,306
                      ______   _________     ______    _______________
Partners' equity,
  December 31, 1993    7,500   6,369,452      -         105 6,369,557

  Net earnings          -         11,389      -         -      11,389

  Partners transfer     -           -             5                (5)
      (note 6)         ______   _________     ______    _______________

Partners' equity
  December 31, 1994    7,500   6,380,841          5     100 6,380,946

  Distributions(note 7) -     (1,500,000)      -        -  (1,500,000)

  Net earnings          -        242,773       -        -     242,773
                      ______   _________     ______    ______________
Partners' equity,
  December 31, 1995    7,500  $5,123,614          5     100 5,123,719


See accompanying notes to financial statements.

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                       Statements of Cash Flows

             Years ended December 31, 1995, 1994, and 1993

                                1995        1994       1993
Cash flows from operating
 activities:
  Net earnings               $242,773      11,389       74,306
  Adjustments to reconcile net
  earnings to net cash provided
    (used) by operating
      activities:
        Cost of land sold      85,036          -       111,794
        Cost of land improvements  -      (11,500)          -
        Decrease (increase) in
          accrued interest
          receivable          267,193     (117,791)   (100,099)
        Decrease in other assets   -             -       3,508
        (Decrease) increase in
         accrued property taxes(1,015)      23,848     (11,535)
        (Decrease) increase in
          accounts payable    (12,804)       5,740       8,048
                              ________      ______      ______
             Net cash provided
              (used) by operating
              activities      581,183      (88,314)     86,022

Cash flows from investing activities -
  payment received on note
  receivable                  978,014           -          -

Cash flows from financing activities -
  cash distribution to limited
  partners                 (1,500,000)           -    (150,001)

          Net increase (decrease)
            in cash and cash
            equivalents        59,197      (88,314)    (63,979)

Cash and cash equivalents
  at beginning of year        104,645      192,959     256,938

Cash and cash equivalents
  at end of year             $163,842      104,645     192,959

Supplemental disclosures of cash flow information:
  Cash paid for state taxes     $   -          -         7,606

See accompanying notes to financial statements.

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1995 and 1994


(1)     Summary of Significant Accounting Policies

    (a) Organization

        Nashville Land Fund, Ltd. (the Partnership) is a Tennessee Limited Partnership organized in March, 1986 to acquire, own, and hold for investment certain parcels of undeveloped real property located in Metropolitan Nashville, Davidson County, and Sumner County, Tennessee.
222 Partners, Inc. (see Note 6) is the General Partner of the Partnership.

    (b) Income Taxes

        The financial statements include only those assets, liabilities and results of operations which relate to the Partnership. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

No provision has been made in the financial statements for Federal income taxes, since such taxes are the liabilities of the partners. The partnership is subject to a 6% state tax on certain interest income. Provision has been made in the financial statements for such taxes.

    (c) Land Held for Investment

        Land held for investment is recorded at cost and includes two tracts of undeveloped land representing approximately 104 and 105 acres in 1995 and 1994, respectively. Approximately 58 acres of the land are available for sale with the remainder being flood plain, roads, and landscaping. Land costs include amounts incurred to acquire and hold land, including interest and property taxes, during the development period. Costs to hold land, including interest and property taxes, are charged to expense once development is substantially complete. Land improvement costs incurred include development costs expended subsequent to the acquisition of a tract.

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                     Notes to Financial Statements

    (d) Income Recognition

Income from sales of land held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

Interest on notes receivable is recognized in income as it accrues during the period it is outstanding. However, if an uncertainty exists about the collectibility of a note, the Partnership may establish a reserve for uncollected interest earned and recognize income only when cash is received. The Partnership may also establish a reserve for doubtful accounts on notes receivable based on management's evaluation of the recoverability of the note.

    (e) Partnership Allocations

        Partnership net profits are generally allocated first to the limited partners until the taxable year in which cumulative distributions to the limited partners are equal to their capital contributions plus their preferred return (10% annual cumulative return on capital contributed). Net losses are allocated to the limited partners and General Partners in proportion to the positive balances in their capital accounts. However, all net losses will be allocated to the General Partner if the allocation to the limited partners would result in a negative capital account balance for the limited partners.

        Partnership distributions are allocated 1) to the Limited Partners in an amount equal to their Preferred Return (10% annual cumulative return on capital contributed) 2) 99% to the Limited Partners, and 1% to the General Partner until the Limited Partners have received an amount equal to their capital contributions and 3) 72% to the Limited Partners and 28% to the General Partner.

                                  F-7
(Continued)

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                     Notes to Financial Statements

    (f) Cash and Cash Equivalents

        The Partnership considers all short term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

    (g) Estimates

        Management of the Partnership has made estimates and assumptions in determining the fair value of the Land held for Investment. These estimates are used in the assessment and measurement of impairment of the Long-Lived assets as required in SFAS No. 121. The estimates are generated internally using a model that discounts future net cash flows expected to be generated by the ultimate sales of the properties and are made on a property by property basis.

    (h) Reclassifications

        Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1995 presentation.

(2)  Land held for Investment

        The components of land held for investment at December 31, are as follows:
                                 1995                  1994

Land                           2,800,349             2,859,202
Improvements                   2,195,473             2,221,656
                              ___________           ___________
                              $4,995,822             5,080,858

        The aggregate cost for Federal income tax purposes was $5,120,859 and $5,208,244 at December 31, 1995 and 1994, respectively. In 1995, the Partnership sold approximately 1 acre of the land held for investment for gross proceeds of $184,109.

(3)     Related Party Transactions

        The general partner and affiliates have been actively
involved in managing the Partnership. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services for the years ended December 31, 1995, 1994, and 1993 are as follows:
                                    1995         1994       1993
Partnership and property
        management fees           $14,000      14,000      14,000
Accounting fees                     2,000       2,000       2,250
Real estate sales commission        5,523           -           -
(Continued)

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                     Notes to Financial Statements

(4)     Note Receivable

        The note receivable at December 31, 1994 represented a $978,014 promissory note issued by Stewart's Ferry Joint Venture secured by land and improvements in Davidson County, Tennessee. The promissory note was originally due July 1990 with interest at 11% payable annually. From July
        1990 to June 1992, the note was extended in six-month intervals with interest ranging from 14% to 12.5% payable at each maturity. Effective June 30, 1992, the note was again extended. At that time, a principal payment of $71,986 was made, reducing the unpaid principal balance from $1,050,000 to $ 978,014, and accrued interest of $128,014 was received. Under the extension agreement all principal and interest is due on June 30, 2002. Interest on the unpaid balance is to be calculated at 10% per year compounded quarterly, payable at maturity or in the event of a sale or refinancing.

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

        On September 20, 1995, the property which secured this notes was sold by Stewart's Ferry Joint Venture. From the proceeds of this sale, The Partnership received repayment of principal and accrued interest, totaling $978,014 and $366,619, respectively. Stewart's Ferry Joint Venture retained $871,986 of the net proceeds, as specified in the equity participation agreement. The remaining net proceeds were divided equally between Stewart's Ferry Joint Venture and the Partnership. The Partnership received additional interest income of $245, 659, upon liquidation of Stewart's Ferry Joint Venture.

(Continued)                   F-9

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

                     Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

Under date of January 19, 1996, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 1995 and 1994, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 19, 1996
                                  S-1


                                                        NASHVILLE LAND FUND, LTD.
                                                         (A Limited Partnership)

                                                               Schedule III

                                                 Real Estate and Accumulate Depreciation

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period

Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total      Accumu-     Date of    Date
                    brances           & improve-  ments     costs             & improve-             lated de-   construc- acquired
                                        ments                                   ments               preciation    tion
------------        ------     ----    --------  --------  --------    ----    --------    -----      -------     -------    ----

North Creek
Business Park
44 acres              $-     1,950,241     -     1,371,255  159,426  1,791,926 1,077,758 2,869,684      -           -       6/16/86

Larchwood Property
14 acres              $-     2,224,528     -     1,963,227  181,847  1,008,423 1,117,715 2,126,138       -           -      7/31/87

                      $-     4,174,769     -     3,334,480  341,273  2,800,349 2,195,473 4,995,822

*Life on which depreciation in latest income statement is computed is not applicable.

                           Schedule III

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1995


                             1995         1994       1993

(1) Balance at beginning$5,080,858    5,069,358 5,181,152
      of Period
  Additions during period:
     Improvements             -          11,500        -
                          ________     ________  _________
                              -          11,500        -
  Deductions during period:
     Cost of real
     estate sold            85,036         -       111,794
                          ________     ________   ________
                            85,036         -       111,794
  Balance at end
    of period           $4,995,822    5,080,858  5,069,358

(2)  Aggregate cost for
      Federal income
       tax purposes     $5,120,859    5,208,244  5,211,410





















See accompanying independent auditors' report.



                               S-3







Exhibits Filed Pursuant to Item 14 (a) (3):

                    NASHVILLE LAND FUND, LTD.
                (A Tennessee Limited Partnership)

                          Exhibit Index

Exhibit
     3 Amended and Restated Certificate and Agreement of limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated June 26, 1986 files pursuant to Rule 424 (b) or the Securities and Exchange Commission.

     22   Subsidiaries - Registrant has no subsidiaries.

     27   Financial Data Schedule