Form 10-K405
period 1996-12-31
NASHVILLE LAND FUND LTD
filed 1997-03-28
CIK 793935

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20459

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

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

          The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $7,500,000 as of February 28, 1997.

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

Financial Information About Industry Segments

          The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 - Selected Financial Data.

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

Item 2.  Properties

          As of December 31, 1996, Registrant owned approximately 58 sellable acres of land in Goodlettsville, Sumner County, and Nashville, Davidson County, Tennessee. These properties consist of 44 acres in the North Creek Business Park and 14 acres of the Larchwood Property. For further information, see Item 1 above.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

          There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 Units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 28, 1997, there were 459 holders of record of the 7,500 Units of limited partnership interests.

          There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                 For the Year Ended December 31,

                    1996     1995      1994       1993       1992

Total Revenue    $48,475    441,335   124,358   183,105    132,101
Net  (loss)
 Earnings       (935,415)   242,773    11,389    74,306     28,549
Net (loss) Earnings
  per limited
 partner unit   (124.72)     32.37      1.52      9.91       3.81
Total Assets  4,220,840  5,159,939 6,430,985 6,390,008  6,469,190
Cash Distributions
 per limited
 partner unit       -          200      -           20       -

Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Results of Operations

Sales

     In August, 1996, the Registrant sold .64 acres of the Larchwood Property for approximately $108,000. Proceeds were retained to meet the operating expenses of the Registrant. In
1995, the Registrant sold approximately one acre for approximately $184,000. There were no sales during 1994.

     Also during 1995, the Registrant received $1,490,292 as payment of interest and principal on the Note receivable. These proceeds together with the sale proceeds were used to make a $1.5 million distribution to the partners.

Analysis of Operations

      Several of the accounts of the Registrant fluctuated due to the receipt of the Stewart's Ferry Note receivable in September 1995. The majority of the Registrant's interest income was from this note receivable. The minimal interest income in 1996 is due to the lack of income from this note due to its retirement in 1995. The fluctuation in interest from 1995 to 1994 is due to a nine month period of interest accrual versus a twelve month period in 1994.

     The income from profit participation relates to the note receivable from Stewart's Ferry Joint Venture that was received as part of the sale proceeds from the 1987 land sale to Stewart's Ferry. The Partnership received an equity participation agreement during negotiations with the borrower. The agreement generally provided for the proceeds from the sale of the secured land to be allocated as follows: 1) a full repayment of principal and all accrued interest, 2) the borrower receiving $871,986, and 3) any remaining proceeds from the sale of the land securing the note were to be divided equally between the borrower and the Partnership. In September 1995, the land was sold. The note receivable was collected in full and a profit participation of $245,659 was recognized by the Partnership. This income was a singular event and will not recur.

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

     Asset writedown expense in 1996 relates to the Registrant's reevaluation of the carrying value of land and improvements held for investment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement, which was initially adopted January 1, 1996, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The fair value of the assets can be determined externally using appraisals or internally using discounted future net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     In the fourth quarter of 1996, as a result of this review, the Partnership revised its assumptions used in developing its estimated fair value and determined that certain properties were impaired.

     As required by SFAS No. 121, the carrying value of the Larchwood Property was written down $877,154 to a value of $1,198,440. This value is based on management's best estimate of future cash flows based on the Partnership's experience in disposing of these properties. The resulting non-cash charge is reflected in the accompanying 1996 statement of operations.

     Management believes that the estimates used in evaluating the adoption of SFAS No.121 were reasonable. However, actual results could differ from these estimates.

     This evaluation will be repeated annually, or more often if the general partner feels that is necessary and the reserve for the decline in value of land and improvements will be adjusted.

     Architect and Engineering fees in general are incurred as the Partnership prepares for land sales. Some sales require more engineering than other sales. The 1994 fees can be attributed to the sale that closed in January 1995. The 1995 and 1996 fees generally relate to the 1996 sale. The fees are expended as incurred because there can be no assurances that the related sales will close as expected.

Financial Condition and Liquidity

     At February 28, 1997, $108,949 was held in cash and cash equivalents to cover partnership administrative expenses. The General Partner believes that the 1997 cash expenses will remain comparable to those incurred in the recent past. Therefore, the present cash balances should provide sufficient liquidity for 1997. Sales of the land held for investment are the Registrant's primary sources of additional capital resources and liquidity.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure

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

Officers and Directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 66, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     Steven D. Ezell, age 44, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of
W. Gerald Ezell.

     Michael A. Hartley, age 37, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1997 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1996, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 3 of the Financial Statements included herein.

                             PART IV

Item 14.  Exhibits Financial Statement Schedules and Reports on
Form 8-K
     (a)  (1)  Financial Statements

               Independent Auditors' Report              F-1
               Financial Statements
                 Balance Sheets                          F-2
                 Statements of Operations                F-3
                 Statements of Partners' Equity          F-4
                 Statements of Cash Flows                F-5
                 Notes to Financial Statements           F-6

          (2)  Financial Statement Schedules

               Independent Auditors' Report               S-1

               Schedule III - Real Estate and Accumulated
                    Depreciation                          S-2


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

               22   Subsidiaries - Registrant has no subsidiaries.

               27   Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1996.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 27, 1997                     By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 27, 1997                     By:/s/ Michael A. Hartley
                                          Secretary Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 27, 1997                    By:/s/ Steven D. Ezell
                                         President and Director

DATE:  March 27, 1997                    By:/s/ Michael A. Hartley
                                         Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

We have audited the accompanying balance sheets of Nashville Land Fund, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Land Fund, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of" on January 1, 1996.

                                  KPMG Peat Marwick LLP


Nashville, Tennessee
January 20, 1997

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995

                 Assets                      1996         1995

Cash and cash equivalents            $    153,733       163,842
Land and improvements held for
 investment, less valuation allowance
 of $877,154 in 1996 (note 2)           4,066,832     4,995,822
Other assets                                  275           275
                                       __________     _________
              Total assets            $ 4,220,840     5,159,939

 Liabilities and Partners' Equity

Liabilities:
  Accounts payable                     $       74           984
  Accrued property taxes                   32,462        35,236
                                           ______        ______
            Total liabilities              32,536        36,220

Partners' equity:

  Limited partners, 7,500 units
     outstanding                        4,188,218     5,123,614
  Special limited partner                      4             5
  General partner                              82            87

         Total partners' equity         4,188,304     5,123,719

Commitments (note 3)

            Total liabilities
          and partners' equity        $ 4,220,840     5,159,939


See accompanying notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         Statements of Operations

           For the Years Ended December 31, 1996, 1995 and 1994

                                    1996       1995           1994
Revenue:
   Sale of land and improvements $ 107,812      184,109         -
   Cost of land and
    improvements sold              (48,686)     (85,036)        -
   Selling expenses (note 3)       (17,284)     (16,414)        -

      Gain on sale of land          41,842       82,659         -

   Interest                          6,133      112,587      123,158
   Income from profit participation
   on note receivable                  -       245,659          -
   Miscellaneous                       500         430         1,200

      Total revenues                48,475     441,335       124,358


Expenses:

   Writedown of land held for
     investment (note 2)           877,154         -            -
   Commissions                         -       100,000          -
   State income tax                  8,829         -            -
   Partnership and property
      management fees               14,000      14,000        14,000
   Association fees                 24,691      27,567        26,370
   Legal and accounting fees (note 3)17,499     16,006        14,959
   Architect and engineering fees    7,307       4,443        15,627
   General and administration        2,293       2,562         2,998
   Property taxes                   32,117      33,984        39,015

      Total expenses               983,890     198,562       112,969

      Net (loss) earnings       $ (935,415)  $ 242,773        11,389

Net (loss) earnings allocated to:

   General partner                     (18)        -            -
   Special limited partner              (1)        -            -
   Limited partners             $ (935,396)    242,773        11,389

Net (loss) earnings per limited
   partnership unit:             $ (124.72)       32.37         1.52

Weighted average units outstanding   7,500        7,500        7,500

See accompanying notes to financial statements.
                                    F-3

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                    Statements of Partners' Equity

              Years ended December 31, 1996 1995 and 1994

                                           Special
                             Limited       limited   General
                            partners      partner    partner    Total
                         units    amount
Balance at
  December 31, 1993    7,500 $ 6,369,452      -         105 6,369,557

  Net earnings          -         11,389      -         -      11,389

  Partners transfer     -           -             5      (5)     -
                      ______   _________     ______   ______     _____
Balance at
  December 31, 1994    7,500   6,380,841          5     100 6,380,946

  Distributions (note 5)-     (1,500,000)      -        -  (1,500,000)

  Net earnings          -        242,773       -        -     242,773
                      ______   _________     ______    _____   ______
Balance at
  December 31, 1995    7,500   5,123,614          5     100 5,123,719

  Net loss              -      (935,396)        (1)     (18) (935,415)
                      ______   _________     ______    _____   ______
Balance at
  December 31, 1996    7,500 $ 4,188,218          4      82  4,188,304

See accompanying notes to financial statements.

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                       Statements of Cash Flows
             Years ended December 31, 1996, 1995, and 1994

                                1996        1995       1994
Cash flows from operating
 activities:
  Net (loss) earnings     $ (935,415)    242,773      11,389
  Adjustments to reconcile net
  (loss) earnings to net cash
  (used in) provided by operating
      activities:
        Cost of land and
         improvements sold    48,686      85,036           -
        Cost of land
         improvements             -           -       (11,500)
        Writedown of land and
         improvements held for
         investment          877,154           -            -
        Decrease (increase) in
          accrued interest
          receivable              -      267,193     (117,791)
        (Decrease) increase in
         accrued property
          taxes               (2,774)     (1,015)      23,848
        (Decrease) increase in
          accounts payable      (910)    (12,804)       5,740
        Return of development
          fees                 3,150         -            -
        Net cash (used) provided
          by operating
          activities         (10,109)    581,183      (88,314)

Cash flows from investing activities -
  payment received on note
  receivable                      -      978,014           -
Cash flows from financing activities -
  cash distributions              -   (1,500,000)           -

          Net (decrease) increase
            in cash and cash
            equivalents      (10,109)     59,197      (88,314)
Cash and cash equivalents
  at beginning of year       163,842     104,645       192,959
Cash and cash equivalents
  at end of year             153,733      163,842      104,645

Supplemental disclosures of cash flow information:
  Cash paid for state
   income taxes              $ 8,829          -            -

See accompanying notes to financial statements.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995


(1)     Summary of Significant Accounting Policies

    (a) Organization

        Nashville Land Fund, Ltd. (the Partnership) is a Tennessee Limited Partnership organized in March, 1986 to acquire, own, and hold for investment certain parcels of undeveloped real property located in Metropolitan Nashville, Davidson County, and Sumner County, Tennessee. 222 Partners, Inc. is the general partner of the Partnership. The Partnership prepares financial statements and income tax returns on the accrual basis of accounting.

    (b) Estimates

        Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land held for investment in accordance with the provisions of SFAS No. 121. Actual results could differ from those estimates.

    (c) Cash and Cash Equivalents

        The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

    (d) Land and Improvements Held for Investment

        Land and improvements held for investment are recorded at cost and include two tracts of undeveloped land representing approximately 103 and 104 acres in 1996 and 1995, respectively. Approximately 58 acres of the land are available for sale with the remainder being flood plain, roads, and landscaping. Land costs include amounts incurred to acquire and develop the land, including interest and property taxes, during the development period.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995


(1)     Summary of Significant Accounting Policies (continued)

        Costs to hold land, including interest and property taxes, are charged to expense once development is substantially complete. Land improvement costs incurred include development costs expended subsequent to the acquisition of a tract.

        The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" on January 1, 1996. This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value less estimated costs to sell of the assets. If impaired, management establishes an allowance for impairment with a corresponding charge to earnings. Losses upon the sale of the assets are recognized against the allowance to the extent available. The initial adoption of SFAS No. 121 did not have a material impact on the Partnership's financial position, results of operations, or liquidity. During 1996, as a result of revisions in management's assumptions used in determining the properties' estimated fair values, a valuation allowance of $877,154 was charged to operations and recorded as a reduction in the carrying value of the land and improvements held for investment. See note 2.

    (e) Income Recognition

        Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995


(1)     Summary of Significant Accounting Policies (continued)

        transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

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

    (f) Income Taxes

        No provision has been made in the financial statements for Federal income taxes, since such taxes are the responsibilities of the partners. The partnership is subject to a 6% state tax on certain interest income. Additionally, the partners receive, from the partnership, IRS Form K-1's which provides them with their share of taxable income (or losses), deductions, and other tax information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land held for investment.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995


(1)     Summary of Significant Accounting Policies (continued)

    (g) Partnership Allocations

        Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

        Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 10% annual cumulative return on capital contributed) and unpaid preferred returns. Any remaining net profit are allocated to the limited partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances in excess of adjusted capital contributions and unpaid preferred return of all limited partners is 28 to 72. Thereafter, profits are generally allocated 28% to the general partner and 72% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995


(1)     Summary of Significant Accounting Policies (continued)

        Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (10% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72% to the limited partners and 28% to the general partner.

    (h) Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Land and Improvements Held for Investment

        The components of land and improvements held for investment at December 31, are as follows:
                                     1996                  1995

     Land                          $2,771,203             2,800,349
     Improvements                   2,172,783             2,195,473
     Valuation Allowance             (877,154)                -

                                   $4,066,832             4,995,822

        The aggregate cost for federal income tax purposes was $5,067,590 and $5,120,859 at December 31, 1996 and 1995,
        respectively.

        At January 1, 1996, based upon an internal discounted cash flow analysis, the carrying values of the land and improvements was not less than its estimated fair value. During the year ended December 31, 1996, management revised its estimated sellout period and discount rate resulting in a decline in the estimated fair value below the carrying value.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995

(2)  Land and Improvements Held for Investment (continued)

        Accordingly, the carrying amounts of the assets were written down, through the establishment of a valuation allowance, to their estimated fair values less costs to sell, as estimated based on the Partnership's experience in disposing of these properties. The resulting non-cash charge, as identified on the accompanying financial statements, reduced the 1996 net income by $877,154.

        Management believes that the estimates used in evaluating the adoption of SFAS No.121 were reasonable. However, actual expenses and cash flows could differ from these estimates.

(3) Related Party Transactions

        The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                    1996         1995       1994
Partnership and property
        management fees           $14,000      14,000      14,000
Accounting fees                     2,300       2,000       2,000
Real estate sales commissions         -         5,523          -

(4)  Association Fees

        During 1989, an owners' association was formed to manage a portion of the land and improvements held for investment. The Partnership incurred association fees totaling $24,691 in 1996, $27,567 in 1995, and $26,370 in 1994, which relate to the Partnership's pro rata share of the owners' association expenses, consisting primarily of electricity costs, irrigation, and landscape maintenance.

(5)      Distributions

        For the years ended December 31, 1995, the Partnership made distributions to the limited partners of $1,500,000 ($200 per unit). There were no distributions made in 1996 and 1994.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(6)   Fair Value of Financial Instruments

        At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, accounts payable, and accrued property taxes. The carrying amounts of cash and cash equivalents, accounts payable and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.

                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

Under date of January 20, 1997, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997
                               S-1


                                                        NASHVILLE LAND FUND, LTD.
                                                         (A Limited Partnership)

                                                              Schedule III

                                                Real Estate and Accumulated Depreciation

                    Initial Cost toCost capitalized      Gross amount at
                       Partnership    subsequent          which carried
                                    to acquisition     at close of period

Description    Encum-  Land  BuildingImprove- Carrying   Land    Building    Total   Accumu-   Date of    Date
               brances      & improve-ments    costs            & improve-          lated de- construc- acquired
                              ments                               ments            preciation  tion
------------   ------  ----  ---------------- --------   ----    --------    -----   -------   -------    ----

North Creek
Business Park
44 acres         $-  1,950,241   -   1,369,963 159,426 1,791,926 1,076,466 2,868,392   -         -       6/16/86

Larchwood Property
14 acres         $-  2,224,528   -   1,961,368 181,848  565,431   633,009  1,198,440    -         -      7/31/87

Total            $-  4,174,769   -   3,331,331 341,274 2,357,357 1,709,475 4,066,832


*Life on which depreciation in latest income statement is computed is not applicable.

                          Schedule III

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1996



                             1996         1995       1994

(1) Balance at beginning$4,995,822    5,080,858   5,069,358
      of Period
  Additions during period:
     Improvements             -             -        11,500
                          ________     ________   _________
                              -             -        11,500
  Deductions during period:
     Cost of real
     estate sold            48,686       85,036         -
  Asset Writedown          877,154          -           -
  Other- reimbursement of
  development fees
  from municipality          3,150          -           -
                          ________     ________    ________
                           928,990       85,036         -
  Balance at end
    of period           $4,066,832    4,995,822   5,080,858

(2)  Aggregate cost for
      Federal income
       tax purposes     $5,067,590   $5,120,859   5,208,244










See accompanying independent auditors' report.

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