Form 10-Q
period 1997-03-31
NASHVILLE LAND FUND LTD
filed 1997-05-16
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549



                            FORM 10-Q



                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended                    MARCH 31, 1997

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


One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
Tennessee
(Address of principal executive office)
     37205                                        (615) 292-1040
   (Zip Code)                          (Registrant's telephone
number,                                 including area code)

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


                      FINANCIAL STATEMENTS
            For the Three Months Ended March 31, 1997

                              INDEX



          Financial Statements:

               Balance Sheets                     3
               Statements of Operations           4
               Statements of Cash Flows           5
               Notes to Financial Statements      6



                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)



                                    March 31,     December 31,
                                      1997            1996
                                  -------------   ------------

               ASSETS

CASH AND CASH EQUIVALENTS           $    77,200  $    153,733

LAND HELD FOR INVESTMENT              4,097,037     4,066,832

OTHER ASSETS                                275           275

               Total Assets         $ 4,174,512  $  4,220,840
                                     ==========    ==========



               LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                                        6,77432,536

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
    outstanding                                      4,167,652
4,188,218
  Special Limited Partner                     4              4
  General Partner                            82             82

    Total Partners' equity            4,167,738      4,188,304

   Total Liabilities &
   Partners' Equity                 $ 4,174,512    $ 4,220,840
                                     ==========     ==========










See notes to financial statements.

/TABLE


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                           Quarter and
                                       Year to Date Ending
                                            MARCH 31,
                                      1997          1996
REVENUE:

  No revenue

EXPENSES:

  Maintenance                      3,306
  Management Fees                  3,500       3,500
  Legal & Accounting Fees         11,150      11,577
  General & Admin. Expenses        2,610       3,395
     Total Expenses            $  20,566    $ 18,472

NET INCOME (LOSS)             $  (20,566)  $ (18,472)









See notes to financial statements



                NASHVILLE LAND FUND, LTD.
                 (A Limited Partnership)

                STATEMENTS OF CASH FLOWS
                       (Unaudited)


                                                Year-to-date
                                                  MARCH 31,
                                            1997           1996
Cash Flows from Operating Activities:

  Net Income                             $(20,566)   $  (18,472)
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
     Change in Accounts Payable           (25,762)      (40,236)

     Net Cash used in
       Operating Activities               (46,328)      (58,708)

     Cash Flows from Investing
       Activities

       Land improvements                  (30,205)         -

     Net Increase/(Decrease) in
       Cash and Cash Equivalents          (76,533)      (58,708)


CASH AT JANUARY 1,                        153,733       163,842

CASH AT MARCH 31,                       $  77,200    $  105,134
                                          ========      ========


See notes to financial statements.


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1997
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned
  for these services in the first three months were as follows:

                                              1997          1996
                                          ________       _______
Management Fees                           $  3,500      $  3,500
Accounting Fees                                -             400



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997.

There have been no sales during 1997.

Overall operations of the Registrant are minimal and have not fluctuated significantly.


FINANCIAL CONDITION

As of April 30, 1997, the Registrant has $62,075 in cash reserves. These funds are expected to be sufficient through 1997.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First Quarter of
1997

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NASHVILLE LAND FUND, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date: May 15, 1997                      By:/s/ Steven D. Ezell
                                        President



Date: May 15, 1997                      By:/s/ Michael A. Hartley
                                        Secretary/Treasurer