Form 10-Q
period 1997-06-30
NASHVILLE LAND FUND LTD
filed 1997-08-14
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 1997

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


                      FINANCIAL STATEMENTS
             For the Six Months Ended June 30, 1997


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

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)



                                  June 30,      December 31,
                                    1997            1996
                                  --------      ------------

          ASSETS

CASH                              $ 57,335         $ 153,733

LAND HELD FOR INVESTMENT,less
valuation allowance of $877,154  4,097,037         4,066,832

OTHER ASSETS                         2,975               275
                                 ---------         ---------

       Total Assets              4,157,347         4,220,840
                                 =========         =========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                       608            32,536

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
     outstanding                 4,153,653         4,188,218
  Special Limited Partner                4                 4
  General Partner                       82                82

     Total Partners' equity      4,156,739         4,188,304
                                ----------         ---------

  Total Liabilities &
  Partners' Equity               4,157,347         4,220,840
                                ==========         =========







                    See notes to financial statements.


/TABLE


                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                          Quarter to Date        Year to Date
                                      Ending June 30,
                         -----------------------------------------
                          1997        1996      1997      1996
                          ----        ----      ----      ----
REVENUE:

Miscellaneous          $  758         200       758       500
Interest                2,841       3,021     2,841     3,021

Total Revenue         $ 3,599       3,221     3,599     3,521


EXPENSES:

State income tax          -         8,829        -      8,829
Maintenance             2,624       5,000     5,930    10,000
Management Fees         3,500       3,500     7,000     7,000
Legal & Accounting Fees 7,243       5,023    18,393    16,500
General & Admin. Exp.   1,231       1,972     3,841     5,767

Total Expenses         14,598      24,324    35,164    48,096

NET LOSS            $ (10,999)   $(21,103) $(31,565) $(44,575)






                     See notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                       Year-to-date
                                         June 30,
                                   ---------------------
                                       1997         1996
                                       ----         ----
Cash flows from operating activities:

  Net income                     $ (31,565)    $(44,575)
     Adjustments to reconcile
     Net income to net cash used in
     operating activities:
       Change in accounts payable  (31,928)          -
       Decrease in accrued taxes       -        (35,236)
       Increase in other assets     (2,700)          -

     Total adjustments             (34,628)     (35,235)

     Net cash used in
       operating activities        (66,193)     (79,811)

Cash Flows from investing activities:

     Change in land improvements   (30,205)        3,150

     Net Cash provided by
       investing activities        (30,205)        3,150

     Net Increase/(Decrease) in
       Cash and Cash Equivalents   (96,398)     (76,661)


CASH AT JANUARY 1,                  153,733      163,842

CASH AT JUNE 30,                     57,335       87,181

                    See notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Six Months Ended June 30, 1997
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                       1997         1996
                                   ________     ________
        Management Fees             $ 7,000      $ 7,000
        Accounting Fees               1,700        1,600



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

There have been no sales during the first six months of 1997.

Overall operations of the Registrant are minimal and have not fluctuated signficantly. State Income tax expense is incurred on the receipt of non-bank interest income. The Registrant has not received any non-bank interest in 1997. The 1996 state income tax expense was recorded when the tax was paid on note interest earned in 1995.


FINANCIAL CONDITION

As of July 30, 1997, the Registrant has $ 52,044 in cash reserves. These funds are expected to be sufficient through 1997.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By: 222 PARTNERS, INC.
                                        General Partner



Date: August 14, 1997                   By:  /s/ Steven D. Ezell
                                        President



Date:August 14, 1997                    By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer