Form 10-Q
period 1997-09-30
NASHVILLE LAND FUND LTD
filed 1997-11-21
CIK 793935

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

                               (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the period ended September 30, 1997

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


                           FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 1997


                                   INDEX



         Financial Statements:

               Balance Sheets                     3
               Statements of Operations           4
               Statements of Cash Flows           5
               Notes to Financial Statements      6



                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                              BALANCE SHEETS
                               (Unaudited)



                                                   June 30,   December 31,
                                                     1997         1996
                                                   --------   ------------

                                         ASSETS

 CASH                                              $ 23,288      $ 153,733

 LAND HELD FOR INVESTMENT,less
 valuation allowance of $877,154                  4,111,359      4,066,832

 OTHER ASSETS                                           292            275
                                                  ---------      ---------

         Total Assets                             4,134,939      4,220,840
                                                  =========      =========



                    LIABILITIES AND PARTNERS' EQUITY


 ACCOUNTS PAYABLE                                   32,759            32,536

 PARTNERS' EQUITY:

    Limited Partners, 7,500 units
      outstanding                                4,102,094         4,188,218
    Special Limited Partner                              4                 4
    General Partner                                     82                82

      Total Partners' equity                     4,102,180         4,188,304
                                                 ----------        ---------

    Total Liabilities &
    Partners' Equity                             4,134,939         4,220,840
                                                 ==========        =========







                   See notes to financial statements.




                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)



                       Quarter Ending    Year to Date Ending
                        September 30,       September 30,
                       _______________   ___________________
                       1997      1996      1997       1996
                       _____     _____     _____      _____
 REVENUE:

  Land Sales:
     Sale Proceeds     -     107,811               107,811
     Cost of Land
      Sold             -     (48,686)     -        (48,686)
     Closing Costs     -     (17,284)              (17,284)
     Gain/(Loss)
     on Sale of Land  -        4,841      -         41,841

  Miscellaneous       -         -          758         500
  Interest            -         -        2,841       3,021

      Total Revenue   -       41,841     3,599      45,362


 EXPENSES:
  State Taxes         -         -         -          8,829
  Property Taxes    32,685    32,117    32,685      32,117
  Association Fees  23,339    14,691    23,339      24,691
  Management Fees    3,500     3,500    10,500      10,500
  Legal & Accounting
    Fees              -          400    18,393      16,900
  General & Admin.
    Expenses           965        55     4,806       5,822

      Total Expenses60,489    50,763    89,723      98,859

 NET INCOME       ($60,489)   (8,922)  (86,124)    (53,497)


                        See notes to financial statements



                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                           Year-to-date
                                           September 30,
                                      _______________________
                                       1997           1996

 Cash Flows from Operating Activities:

   Net Income                     $ (86,124)       (53,497)
   Adjustments to reconcile
   Net Income to Net Cash used in
   Operating Activities:
   Change in Accrued Property Taxes        -        (2,774)
   Change in Accounts Payable            223          (910)
   Gain (Loss) on Sale of Land         -           (41,841)
 Change in Other Assets                 (17)          -
         Total Adjustments               206       (45,525)

         Net Cash used in
           Operating Activities     (85,918)       (99,022)

 Cash Flows from Investing Activities:

           Land Improvements        (44,527)          -
           Sale Proceeds               -            93,677

      Net Increase/(Decrease) in
       Cash and Cash Equivalents   (130,445)        (5,345)


 CASH AT JANUARY 1,                  153,733       163,842

 CASH AT SEPTEMBER 30,               $23,288      $158,497
                                   =========    ==========


                       See notes to financial statements.


                        NASHVILLE LAND FUND, LTD.
                         (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

               For the Six Months Ended September 30, 1997
                               (Unaudited)


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


 B.RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                         1997              1996
                                       ________          ________
         Management Fees               $ 10,500           10,500
         Accounting Fees                  2,100            2,000



 C. SUBSEQUENT EVENTS

     On November 14, 1997, the Registrant sold over an acre of the Larchwood property for gross proceeds of $320,390.

 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997.

 Operations of the Registrant are comparable to the prior year's quarter except for the change in revenues and state taxes. The 1996 land sale was for approximately one acre of the Larchwood Property. There were no land sales in 1997. State Income tax expense is incurred on the receipt of non-bank interest income. The Registrant has not received any non-bank interest in 1997. The 1996 state income tax expense was recorded when the tax was paid, not when the interest was earned.



 FINANCIAL CONDITION

 As of October 31, 1997, the Registrant had $21,788 in cash reserves. These funds are expected to provide sufficient liquidity through 1997. On November 14, 1997, the Registrant sold over an acre of the Larchwood property for net proceeds of $272,637.

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


                                     NASHVILLE LAND FUND, LTD.

                                     By:   222 PARTNERS, INC.
                                           General Partner



 Date: November 21, 1997                 By:/s/ Steven D. Ezell
                                             ___________________
                                                Steven D. Ezell
                                                President



 Date: November 21, 1997            By:/s/ Michael A. Hartley
                                      ______________________
                                          Michael A. Hartley
                                          Secretary/Treasurer