Form 10-K405
period 1997-12-31
NASHVILLE LAND FUND LTD
filed 1998-03-31
CIK 793935

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20459

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1997

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

          The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $7,500,000 as of February 28, 1998.

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

Narrative Description of Business

          The Registrant is holding for investment approximately 56 sellable acres of land in various stages of development in Goodlettsville, Sumner County and Nashville, Davidson County, Tennessee. These properties will be referred to respectively as North Creek Business Park Property and Larchwood Property in the remainder of this report.

          The North Creek Business Park Property is approximately
43.96 acres of land. It is subdivided into 19 tracts, which are cleared, graded and improved with roads and utilities. The North Creek Business Park Property is located in the incorporated City of Goodlettsville, approximately 12 miles north of downtown Nashville, and is zoned Commercial PUD. It is intended for office users.

          An affiliate of the General Partner, North Creek Associates, Ltd., owns land in the immediate vicinity of North Creek Business Park. North Creek Associates, Ltd.'s land is intended primarily for retail and apartment use. The retail site, called North Creek Commons, does not directly compete with the Registrant due to their different uses.

          The Larchwood Property is approximately 12 acres located in Nashville, Davidson County. It is subdivided into 4 tracts, which are cleared and graded. One of the four tracts is zoned for residential use, and all remaining acreage is zoned Commercial PUD.

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

Item 2.  Properties

          As of December 31, 1997, Registrant owned approximately 56 sellable acres of land in Goodlettsville, Sumner County, and Nashville, Davidson County, Tennessee. These properties consist of 44 acres in the North Creek Business Park and 12 acres of the Larchwood Property. For further information, see Item 1 above.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

          There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 Units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 28, 1998, there were 462 holders of record of the 7,500 Units of limited partnership interests.

          There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                 For the Year Ended December 31,

                    1997     1996      1995       1994       1993

Total Revenue    $106,214   48,475    441,335   124,358   183,105

Net Earnings
 (loss)             3,346 (935,415)   242,773    11,389    74,306

Net Earnings
(loss) per limited
 partner unit       $.45   (124.72)     32.37      1.52      9.91

Total Assets   4,204,625 4,220,840  5,159,939 6,430,985 6,390,008
Cash Distributions
 per limited
 partner unit         -        -          200        -         20


Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Results of Operations

Sales

     In November 1997, The Registrant sold 1.47 acres of the
Larchwood property for approximately $320,000. Proceeds were retained to meet operating expenses.

     In August, 1996, the Registrant sold .64 acres of the Larchwood Property for approximately $108,000. In 1995, the
Registrant sold approximately one acre for approximately $184,000.


     Also during 1995, the Registrant received $1,490,292 as payment of interest and principal on the Note receivable. These proceeds together with the sale proceeds were used to make a $1.5 million distribution to the partners.

Analysis of Operations

      Operations of the Registrant are consistent through the years except for the following. The decline in interest income is due to the retirement of the Note Receivable in 1995. Asset writedown expense in 1996 relates to the Registrant's reevaluation of the carrying value of land and improvements held for investment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement, which was initially adopted January 1, 1996, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The valuation of the land held is re-evaluated each year.

     Several of the accounts of the Registrant fluctuated due to the receipt of the Stewart's Ferry Note receivable in September 1995. The majority of the Registrant's interest income was from this note receivable. The minimal interest income in 1997 and 1996 is due to the lack of income from this note due to its retirement in 1995.

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

     We have considered the impact of the Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.

     Financial Condition and Liquidity

     At February 28, 1998 $87,975 was held in cash and cash equivalents to cover partnership administrative expenses. The General Partner believes that the 1998 cash expenses will remain comparable to those incurred in the recent past. Therefore, the present cash balances should provide sufficient liquidity for 1998.

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

Officers and Directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 67, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     Steven D. Ezell, age 45, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of
W. Gerald Ezell.

     Michael A. Hartley, age 38, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1998 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1997, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 4 of the Financial Statements included herein.

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

               22   Subsidiaries - Registrant has no subsidiaries.

               27   Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 31, 1998                     By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 31, 1998                     By:/s/ Michael A. Hartley
                                          Secretary Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 31, 1998                    By:/s/ Steven D. Ezell
                                         President and Director

DATE:  March 31, 1998                    By:/s/ Michael A. Hartley
                                         Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.


                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

We have audited the accompanying balance sheets of Nashville Land Fund, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Land Fund, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of"on January 1, 1996.


                                  KPMG Peat Marwick LLP


Nashville, Tennessee
January 30, 1998
                               F-1

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996

                 Assets                     1997         1996

Cash and cash equivalents            $    257,190       153,733
Restricted Cash (note 2)                   22,000             -
Land and improvements held for
 investment, less valuation allowance
 of $877,154 in 1997 and 1996 (note 3)  3,925,143     4,066,832
Other assets                                  292           275

                                       __________     _________
              Total assets            $ 4,204,625     4,220,840

 Liabilities and Partners' Equity

Liabilities:
  Accounts payable                    $         -            74
  Accrued property taxes                   12,975        32,462
                                           ______        ______
            Total liabilities              12,975        32,536

Partners' equity:

  Limited partners, 7,500 units
     outstanding                        4,191,564     4,188,218
  Special limited partner                       4             4
  General partner                              82            82

         Total partners' equity         4,191,650     4,188,304

Commitments (note 4)

            Total liabilities
          and partners' equity       $  4,204,625     4,220,840


See accompanying notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         Statements of Operations

           For the Years Ended December 31, 1997, 1996 and 1995

                                    1997       1996         1995
Revenue:
   Sale of land and improvements $ 320,390    107,812      184,109
   Cost of land and
    improvements sold             (189,530)   (48,686)     (85,036)
    Selling expenses (note 4)      (28,245)   (17,284)     (16,414)
         Gain on sale of land      102,615     41,842       82,659

   Interest                          2,841      6,133      112,587
   Income from profit participation
      on note receivable                 -          -      245,659
   Miscellaneous                       758        500          430

      Total revenues                106,214     48,475     441,335

Expenses:
   Writedown of land held for
     investment (note 3)                  -    877,154           -
   Commissions                            -          -     100,000
   State income tax                       -      8,829           -
   Partnership and property
      management fees (note 4)       14,000     14,000      14,000

   Association fees (note 5)         23,339     24,691      27,567
   Legal and accounting fees (note 4)19,393     17,499      16,006
   Architect and engineering fees     8,575      7,307       4,443
   General and administration         5,153      2,293       2,562
   Property taxes                    32,408     32,117      33,984

      Total expenses                102,868    983,890     198,562

      Net earnings (loss)       $     3,346   (935,415)  $ 242,773

Net earnings (loss) allocated to:

   General partner              $         -        (18)          -
   Special limited partner                -         (1)          -
   Limited partners                   3,346   (935,396)    242,773

Net earnings (loss) per limited
   partnership unit:            $       .45    (124.72)      32.37

Weighted average units outstanding    7,500      7,500       7,500

See accompanying notes to financial statements.
                                    F-3

                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                    Statements of Partners' Equity

              Years ended December 31, 1997, 1996 and 1995

                                           Special
                             Limited       limited   General
                            partners      partner    partner    Total
                         units    amount
Balance at
  December 31, 1994    7,500 $ 6,380,841          5     100   6,380,946
  Distributions
  to partners(note 5)   -     (1,500,000)      -        -    (1,500,000)

  Net earnings          -        242,773       -        -       242,773
                      ______   _________     ______    _____     ______
  Balance at
  December 31, 1995    7,500   5,123,614          5     100   5,123,719

  Net loss              -      (935,396)        (1)     (18)   (935,415)
                      ______   _________     ______    _____     ______
Balance at
  December 31, 1996    7,500   4,188,218          4      82   4,188,304

  Net earnings          -          3,346       -         -        3,346
                       ------  ---------     ------    -----     ------
Balance at
  December 31, 1997    7,500 $ 4,191,564          4      82   4,191,650

See accompanying notes to financial statements.

                                  F-4

                      NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                       Statements of Cash Flows
             Years ended December 31, 1997, 1996, and 1995

                                1997        1996       1995
Cash flows from operating
 activities:
  Net earnings (loss)     $     3,346     (935,415)    242,773
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided by (used in) operating
      activities:
      Cost of land and
         improvements sold    189,530       48,686      85,036
      Cost of land
         improvements         (59,341)           -          -

        Writedown of land and
         improvements held for
         investment                 -     877,154           -
         Increase in restricted
         cash                 (22,000)          -
         Increase in other
         assets                   (17)          -           -
         Increase in accrued
         interest receivable        -           -     267,193
         Decrease in
         accrued property
          taxes               (19,487)     (2,774)     (1,015)
         Decrease in
          accounts payable        (74)       (910)    (12,804)
         Return of development
          fees                 11,500       3,150           -

        Net cash provided by
          (used in) operating
          activities          103,457     (10,109)    581,183

Cash flows from investing activities-
  Payment received on note
  receivable                        -           -     978,014
Cash flows from financing activities-
  Distributions to partners         -           -  (1,500,000)

          Net increase (decrease)
            in cash and cash
            equivalents       103,457     (10,109)     59,197
Cash and cash equivalents
  at beginning of year        153,733     163,842     104,645

Cash and cash equivalents
  at end of year             $257,190    153,733      163,842

Supplemental disclosures of cash flow information:

                                 1997      1996       1995
  Cash paid for state
   income taxes              $     -      8,829         -

See accompanying notes to financial statements.
                                  F-5

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)     Summary of Significant Accounting Policies

    (a) Organization

     Nashville Land Fund, Ltd. (the Partnership) is a Tennessee Limited Partnership organized in March, 1986 to acquire, own, and hold for investment certain parcels of undeveloped real property located in Metropolitan Nashville, Davidson County, and Sumner County, Tennessee. 222 Partners, Inc. is the general partner of the Partnership. The Partnership prepares financial statements and income tax returns on the accrual basis of accounting. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

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

    (d) Land and Improvements Held for Investment

        Land and improvements held for investment are recorded at cost and include two tracts of undeveloped land representing approximately 103 and 102 acres in 1997 and 1996, respectively. Approximately 56 acres of the land are available for sale with the remainder being flood plain, roads, and landscaping. Land costs include amounts incurred to acquire and develop the land, including interest and property taxes, during the development period.
                              F-6

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements



(1)     Summary of Significant Accounting Policies (continued)

        Costs to hold land, including interest and property taxes, are charged to expense once development is substantially complete. Land improvement costs incurred include development costs expended subsequent to the acquisition of a tract.

        The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" on January 1, 1996. This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value less estimated costs to sell of the assets. If impaired, management establishes an allowance for impairment with a corresponding charge to earnings. Losses upon the sale of the assets are recognized against the allowance to the extent available. The initial adoption of SFAS No. 121 did not have a material impact on the Partnership's financial position, results of operations, or liquidity. During 1996, as a result of revisions in management's assumptions used in determining the properties' estimated fair values, a valuation allowance of $877,154 was charged to operations and recorded as a reduction in the carrying value of the land and improvements held for investment. See note 3.

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


    (f) Income Taxes

        No provision has been made in the financial statements for Federal income taxes, since such taxes are the responsibilities of the partners. The partnership is subject to a 6% state tax on certain interest income. Additionally, the partners receive, from the partnership, IRS Form K-1's which provides them with their share of taxable income (or losses), deductions, and other tax information. The primary difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land held for investment.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements



(1)     Summary of Significant Accounting Policies (continued)

    (g) Partnership Allocations

        Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

        Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 10% annual cumulative return on capital contributed) and unpaid preferred returns. Any remaining net profits are allocated to the limited partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances in excess of adjusted capital contributions and unpaid preferred return of all limited partners is 28% to 72%. Thereafter, profits are generally allocated 28% to the general partner and 72% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

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

        Cumulative unpaid preferred returns are $5,016,558 and $4,266,558 at December 31, 1997 and 1996, respectively.

(2)     Restricted Cash

        At December 31, 1997, the Partnership has restricted cash balances of $22,000 to be used to fund property improvements, consisting of utility work.

(3)     Land and Improvements Held for Investment

        The components of land and improvements held for investment at December 31, are as follows:
                                         1997              1996

        Land                        $ 2,726,651          2,771,203
        Improvements                  2,075,646          2,172,783
        Valuation Allowance            (877,154)         (877,154)

                                     $ 3,925,143         4,066,832


        The aggregate cost for federal income tax purposes was $5,069,648 and $5,067,590 at December 31, 1997 and 1996,
        respectively.

        At January 1, 1996, based upon an internal discounted cash flow analysis, the carrying values of the land and improvements was not less than its estimated fair value. During the year ended December 31, 1996, management revised its estimated sellout period and discount rate resulting in a decline in the estimated fair value below the carrying
        value.                              F-10
                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996

(3)  Land and Improvements Held for Investment (continued)

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

(4) Related Party Transactions

        The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services for the years ended December 31, 1997, 1996, and 1995 are as follows:
                                    1997        1996       1995
Partnership and property
        management fees           $ 14,000     14,000      14,000
Accounting fees                      2,600      2,300       2,000
Real estate sales commissions         -          -          5,523
Office Administration Fees           1,250       -           -

(5)  Association Fees

        During 1989, an owners' association was formed to manage a portion of the land and improvements held for investment. The Partnership incurred association fees totaling $23,339 in 1997, $24,691 in 1996, and $27,567 in 1995, which relate to the Partnership's pro rata share of the owners' association expenses, consisting primarily of electricity costs, irrigation, and landscape maintenance.

(6)     Distributions

        For the year ended December 31, 1995, the Partnership made distributions to the limited partners of $1,500,000 ($200 per unit). There were no distributions in 1997 and 1996.

                            F-11
                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(7)   Fair Value of Financial Instruments

        At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, accounts payable, and accrued property taxes. The carrying amounts of cash and cash equivalents, accounts payable and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.
















                              F-12

                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

Under date of January 30, 1998, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

Nashville, Tennessee
January 30, 1998
                               S-1



                                                        NASHVILLE LAND FUND, LTD.
                                                         (A Limited Partnership)

                                                              Schedule III

                                                Real Estate and  Accumulated Depreciation

                    Initial Cost to          Cost capitalized              Gross amount at
                      Partnership               subsequent                  which carried
                                              to acquisition              at close of period

Description    Encum-    Land           Building Improve- Carrying      Land    Building  Total Accumu- Date of  Date
               brances  & improvements                     costs     & improve-               lated de construc acquired
                                             ments                       ments                 preciation  tion
------------   ------  ----  ---------------- --------   ----    --------    -----   -------   -------    ----

North Creek
Business Park
44 acres         $-  1,791,926   -     993,067   98,215 1,791,926 1,091,282 2,883,208   -                6/16/86

Larchwood Property
12 acres         $-    456,273   -     532,952  52,710  456,273   585,662  1,041,935    -         -
                                                                                                         7/31/87

Total            $-  2,248,199   -   1,526,019 150,925 2,248,199 1,676,944 3,925,143


*Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.

                                S-2
                          Schedule III

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1997



                             1997       1996        1995

(1) Balance at beginning $ 4,066,832 4,995,822    5,080,858
      of Period
  Additions during period:
     Improvements             59,341        -           -
                              ________  ________    _________
                              59,341        -           -
  Deductions during period:
     Cost of real
     estate sold             189,530     48,686       85,036
  Asset Writedown               -       877,154        -
  Other- reimbursement of
  development fees
  from municipality           11,500      3,150           -

                            ________     ________    ________
                             201,030    928,990       85,036
 Balance at end
    of period           $  3,925,143  4,066,832    4,995,822

(2)  Aggregate cost for
      Federal income
       tax purposes     $  5,069,648  5,067,590    5,120,859










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