Form 10-Q
period 1998-03-31
NASHVILLE LAND FUND LTD
filed 1998-05-14
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended                    MARCH 31, 1998
                               or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from __________ to _______________

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


                      FINANCIAL STATEMENTS
            For the Three Months Ended March 31, 1998

                              INDEX



          Financial Statements:

               Balance Sheets                     3
               Statements of Operations           4
               Statements of Cash Flows           5
               Notes to Financial Statements      6



                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)



                                    March 31,     December 31,
                                      1998            1997
                                  -------------   ------------

               ASSETS

CASH AND CASH EQUIVALENTS           $    56,948  $    257,190
RESTRICTED CASH                          34,864        22,000
ACCOUNTS RECEIVABLE AFFILIATES            3,417           -

LAND HELD FOR INVESTMENT              3,275,708     3,925,143

OTHER ASSETS                                175           292

               Total Assets         $ 3,371,112  $  4,204,625
                                     ==========    ==========



               LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                          3,224         12,975

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
    outstanding                       3,367,802      4,191,564

  Special Limited Partner                     4              4
  General Partner                            82             82

    Total Partners' equity            3,367,888      4,191,650

   Total Liabilities &
   Partners' Equity                 $ 3,371,092    $ 4,204,625
                                     ==========     ==========

See notes to financial statements.
/TABLE


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                           Quarter and
                                       Year to Date Ending
                                            MARCH 31,
                                      1998          1997
REVENUE:

  Sales of Land and Improvements $ 1,015,981         -
  Cost of Land and
  Improvements Sold                 (676,198)        -
  Selling Expenses                  (104,088)        -
     Gain on Sale of Land            235,695         -

  Interest Income                      4,143         -

     Total Revenues                  239,838         -

EXPENSES:

  Maintenance                           -          3,306
  Management Fees                      3,500       3,500
  Legal & Accounting Fees              9,850      11,150
  General & Admin. Expenses             -          2,610
  Property Taxes                         250         -

     Total Expenses            $      13,600     $ 20,566

NET INCOME (LOSS)              $     226,238     $(20,566)







See notes to financial statements



                NASHVILLE LAND FUND, LTD.
                 (A Limited Partnership)

                STATEMENTS OF CASH FLOWS
                       (Unaudited)


                                                Year-to-date
                                                  MARCH 31,
                                            1998           1997
Cash Flows from Operating Activities:

  Net Income                             $226,238   $   (20,566)
  Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
  Cost of Land and Improvements Sold      676,198          -
  Cost of Land Improvements               (26,763)       (30,205)
  Increase in Restricted Cash             (12,864)          -
  Increase in Accounts Receivable          (3,417)          -
  Decrease in other Assets                    117           -
  Decrease in Accounts Payable             (9,751)      (25,762)

     Net Cash provided by (used in)
       Operating Activities               849,758       (76,533)

     Cash Flows from Financing
       Activities-Distributions
       to Partners                     (1,050,000)          -

       Net Decrease in
       Cash and Cash Equivalents         (200,242)      (76,533)


CASH AT JANUARY 1,                        257,190       153,733

CASH AT MARCH 31,                       $  56,948    $   77,200
                                          ========      ========


See notes to financial statements.


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                              1998          1997
                                          ________       _______
Management Fees                           $  3,500      $  3,500
Accounting Fees                                -             -
/TABLE

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
                           (Unaudited)

C. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998.

During 1998, the Registrant sold three parcels of land. Two sales were from the North Creek Business Park Property. These sales totalled 5.3 acres and had gross proceeds of $755,311. The other sale from the Larchwood Property was for 1.4 acres and had gross proceeds of $260,670. From these and prior sales, the Registrant distributed $1,050,000 to the limited partners.

Overall operations of the Registrant are minimal and have not fluctuated significantly.


FINANCIAL CONDITION

As of April 30, 1998, the Registrant has $61,074 in cash reserves. These funds are expected to be sufficient through 1998.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First Quarter of
1998

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NASHVILLE LAND FUND, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date: May 15, 1998                      By:/s/ Steven D. Ezell
                                        President



Date: May 15, 1998                      By:/s/ Michael A. Hartley
                                        Secretary/Treasurer