Form 10-Q
period 1998-06-30
NASHVILLE LAND FUND LTD
filed 1998-08-14
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 1998

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

                                           YES    X     NO  ___

                  PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS


                    NASHVILLE LAND FUND, LTD.
                (A Tennessee Limited Partnership)

                      FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1998 and 1997


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



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                              BALANCE SHEETS
                                (Unaudited)



                                  June 30,      December 31,
                                    1998            1997
                                  --------      ------------

          ASSETS

CASH                           $    42,046       $   257,190
RESTRICTED CASH                     35,011            22,000
ACCOUNTS RECEIVABLE AFFILIATES       5,517                 -
LAND HELD FOR INVESTMENT         3,275,709         3,925,143
OTHER ASSETS                           175               292
                                 ---------         ---------

       Total Assets            $ 3,358,458       $ 4,204,625
                                 =========         =========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE               $       74        $    12,975

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
     outstanding                 3,358,298         4,191,564
  Special Limited Partner                4                 4
  General Partner                       82                82

     Total Partners' equity    $ 3,358,384       $ 4,191,650
                                ----------         ---------

  Total Liabilities &
  Partners' Equity               3,358,458         4,204,625
                                ==========         =========

                    See notes to financial statements.

/TABLE


                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                          Quarter to Date        Year to Date
                                      Ending June 30,
                         -----------------------------------------
                          1998        1997      1998      1997
                          ----        ----      ----      ----
REVENUE:

Sales of Land and
Improvements          $     -     $    - $1,015,981    $    -
Cost of Land and
Improvements Sold           -          -   (676,198)        -
Selling Expenses            -          -   (104,088)        -

  Gain on Sale
   of Land and Improvements -          -    235,695         -

Miscellaneous               -         758         -       758
Interest                  147       2,841     4,290     2,841

Total Revenues            147       3,599   239,985     3,599


EXPENSES:

Maintenance                 -       2,624         -     5,930
Management Fees         3,500       3,500     7,000     7,000
Legal & Accounting Fees 5,501       7,243    15,351    18,393
Administration Expense    650       1,231       650     3,841
Property Taxes              -           -       250         -

Total Expenses          9,651      14,598    23,251    35,164

NET INCOME (LOSS)    $ (9,504)   $(10,999) $216,734  $(31,565)


                     See notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                       Year-to-date
                                         June 30,
                                   ---------------------
                                     1998         1997
                                     ----         ----
Cash flows from operating activities:

  Net income (loss)               $216,734    $(31,565)
     Adjustments to reconcile
     Net income (loss) to net cash
     provided (used)in operating
     activities:
       Cost of Land and
       Improvements Sold           676,198            -
       Cost of Land Improvements   (26,764)     (30,205)
       Increase in restricted Cash (13,011)           -
       Increase in accounts
       receivable affiliates        (5,517)           -
       Decrease in accounts payable(12,901)     (31,928)
       Decrease (Increase) in
       other assets                    117       (2,700)

     Net cash provided (used) in
       operating activities        834,856      (96,398)

Cash Flows from financing activities-

     Distributions to Partners  (1,050,000)           -

     Net decrease in Cash         (215,144)      (96,398)

CASH AT JANUARY 1,                  257,190      153,733

CASH AT JUNE 30,                   $ 42,046     $ 57,335

                    See notes to financial statements.

                    NASHVILLE LAND FUND, LTD.
                (A Tennessee Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                      1998         1997
                                   ________     ________
        Management Fees             $ 7,000      $ 7,000
        Accounting Fees               2,100        1,700

                    NASHVILLE LAND FUND, LTD.
                (A Tennessee Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS (continued)
    For the Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)

C.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting
Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income(loss).











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

The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

FINANCIAL CONDITION

As of July 30, 1998, the Registrant has $ 37,021 in cash reserves. These funds are expected to be sufficient through 1998.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By: 222 PARTNERS, INC.
                                        General Partner



Date: August 14, 1998                   By:  /s/ Steven D. Ezell
                                        President



Date:August 14, 1998                    By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer