Form 10-Q
period 1998-09-30
NASHVILLE LAND FUND LTD
filed 1998-11-16
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended September 30, 1998

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


                      FINANCIAL STATEMENTS
        For the Three and Nine Months Ended September 30,
                        1998 and 1997


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

                              BALANCE SHEETS
                                (Unaudited)



                                September 30,   December 31,
                                    1998            1997
                                  --------      ------------

          ASSETS

CASH                           $    30,154       $   257,190
RESTRICTED CASH                     35,619            22,000
LAND AND IMPROVEMENTS
HELD FOR INVESTMENT              3,275,708         3,925,143
OTHER ASSETS                           175               292
                                 ---------         ---------

       Total Assets            $ 3,341,656       $ 4,204,625
                                 =========         =========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE               $    27,329       $    12,975
Accounts Payable-Affiliate          11,522                 -
                                    ______            ______
Total Liabilities                   38,851            12,975

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
     outstanding                 3,302,719         4,191,564
  Special Limited Partner                4                 4
  General Partner                       82                82

     Total Partners' equity      3,302,805         4,191,650
                                ----------         ---------

  Total Liabilities &
  Partners' Equity             $ 3,341,656       $ 4,204,625
                                ==========         =========







                    See notes to financial statements.


/TABLE


                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                          Quarter to Date        Year to Date
                                   Ending September 30,
                         -----------------------------------------
                          1998        1997      1998      1997
                          ----        ----      ----      ----
REVENUE:

Sales of Land and
Improvements          $     -     $    - $1,015,981    $    -
Cost of Land and
Improvements Sold           -          -   (676,198)        -
Selling Expenses            -          -   (104,088)        -

  Gain on Sales of Land
  and Improvements          -          -    235,695         -

Miscellaneous               -          -          -       758
Interest                  607          -      4,897     2,841

Total Revenues            607          -    240,592     3,599


EXPENSES:

Association Fees       23,339      23,339   23,339     23,339
Maintenance             1,272           -    1,277          -
Management Fees         3,500       3,500   10,500     10,500
Legal & Accounting Fees   500           -   15,851     18,393
Admin. Expense            319         965      969      4,806
Property Taxes         27,256      32,685   27,501     32,685

Total Expenses         56,186      60,489   79,437     89,723

NET (LOSS) INCOME    $(55,579)   $(60,489)$161,155   $(86,124)



                     See notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                       Year-to-date
                                       September 30,
                                   ---------------------
                                     1998         1997
                                     ----         ----
Cash flows from operating activities:

  Net income (loss)               $161,155    $(86,124)
     Adjustments to reconcile
     Net income (loss) to net cash
     provided (used)in operating
     activities:
       Cost of Land and
       Improvements Sold           676,198            -
       Cost of Land Improvements   (26,763)     (44,527)
       Increase in restricted Cash (13,619)           -
       Increase in accounts
       payable                      14,354          223
       Increase in accounts
       payable-affiliate            11,522            -
       Decrease (Increase) in
       other assets                    117          (17)


     Net cash provided (used) in
       operating activities        822,964      (130,445)

Cash Flows from financing activities-

     Distributions to Partners  (1,050,000)           -

     Net decrease in Cash         (227,036)     (130,445)

CASH AT JANUARY 1,                  257,190      153,733

CASH AT SEPTEMBER 30,           $    30,154   $   23,288

                    See notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

   For the Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                      1998         1997
                                   ________     ________
        Management Fees             $10,500      $10,500
        Accounting Fees             $ 2,600      $ 2,100

C.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting
Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the nine month periods ended
September 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).











Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

There were no sales during the third quarter of 1998. Earlier in the year, the Registrant sold approximately 5.3 acres from the North Creek Business Park and 1.4 acres from the Larchwood Property. These proceeds were distributed to the partners. In October 1998, the Registrant sold 4.36 acres from the Northcreek Business Park for gross proceeds of $569,765. On October 27, 1998, the Registrant distributed $450,000 to the partners from sale proceeds.

Overall operations of the Registrant are minimal and have not fluctuated significantly from prior quarters.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

FINANCIAL CONDITION

As of October 31, 1998, the Registrant has $ 85,046 in cash reserves. These funds are expected to be sufficient through 1998.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By: 222 PARTNERS, INC.
                                        General Partner



Date: November 16, 1998                 By:  /s/ Steven D. Ezell
                                        President



Date: November 16, 1998                 By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer