Form 10-K405
period 1998-12-31
NASHVILLE LAND FUND LTD
filed 1999-03-31
CIK 793935

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20459

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1998

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

          The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $7,500,000 as of February 28, 1999.

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

Narrative Description of Business

          The Registrant is holding for investment approximately 45 sellable acres of land in various stages of development in Goodlettsville, Sumner County and Nashville, Davidson County, Tennessee. These properties will be referred to respectively as North Creek Business Park Property and Larchwood Property in the remainder of this report.

          The North Creek Business Park Property is approximately 34 acres of land. It is subdivided into 19 tracts, which are cleared, graded and improved with roads and utilities. The North Creek Business Park Property is located in the incorporated City of Goodlettsville, approximately 12 miles north of downtown Nashville, and is zoned Commercial PUD. It is intended for office users.

          An affiliate of the General Partner, North Creek Associates, Ltd., owns land in the immediate vicinity of North Creek Business Park. North Creek Associates, Ltd.'s land is intended primarily for retail and apartment use. The retail site, called North Creek Commons, does not directly compete with the Registrant due to their different uses.

          The Larchwood Property is approximately 11 acres located in Nashville, Davidson County. It is subdivided into 4 tracts, which are cleared and graded. One of the four tracts is zoned for residential use, and all remaining acreage is zoned Commercial PUD.

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

Item 2.  Properties

          As of December 31, 1998, Registrant owned approximately 45 sellable acres of land in Goodlettsville, Sumner County, and Nashville, Davidson County, Tennessee. These properties consist of 34 acres in the North Creek Business Park and 11 acres of the Larchwood Property. For further information, see Item 1 above.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

          There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 Units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 28, 1999, there were 463 holders of record of the 7,500 Units of limited partnership interests.

          There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                 For the Year Ended December 31,

                   1998      1997     1996      1995      1994

Total Revenue  $ 473,706   106,214   48,475    441,335   124,358

Net Income
 (loss)          363,144     3,346 (935,415)   242,773    11,389

Net Income
(loss) per limited
 partner unit      48.42      0.45  (124.72)     32.37      1.52

Total Assets   3,088,632 4,204,625 4,220,840 5,159,939 6,430,985
Cash Distributions
per limited
partner unit         200        -         -       200          -



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Sales

     During 1998, the Registrant sold four parcels of land. Three sales were from the North Creek Business Park Property. These sales totalled 9.7 acres and had gross proceeds of $1,325,076. The other sale from the Larchwood Property was for 2.5 acres and had gross proceeds of $260,670. From these and prior sales, the Registrant distributed $1,500,000 to the limited partners.

     In 1997, The Registrant sold 1.47 acres of the Larchwood property for approximately $320,000. Proceeds were retained to meet operating expenses.

     In 1996, the Registrant sold .64 acres of the Larchwood
Property for approximately $108,000.

Analysis of Operations

      Operations of the Registrant are consistent through the years except for the following. The increase in interest income in 1998 is due to larger cash balances held throughout the year. Asset writedown expense in 1996 relates to the Registrant's reevaluation of the carrying value of land and improvements held for investment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement, which was initially adopted January 1, 1996, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The valuation of the land held is evaluated each year.

     The increase in 1998 architect and engineering fees is due to additional costs incurred due to sales.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier in the year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

Financial Condition and Liquidity

     At February 28, 1999 $20,171 was held in cash and cash equivalents to cover partnership administrative expenses. This cash is not expected to be sufficient to cover operating expenses for 1999. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

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

Officers and Directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 68, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     Steven D. Ezell, age 46, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of
W. Gerald Ezell.

     Michael A. Hartley, age 39, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1999 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1998, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 4 of the Financial Statements included herein.

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

               22   Subsidiaries - Registrant has no subsidiaries.

               27   Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1998.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 31, 1999                     By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 31, 1999                     By:/s/ Michael A. Hartley
                                          Secretary Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        NASHVILLE LAND FUND, LTD.

                                        By:  222 Partners, Inc.
                                             General Partner

DATE:  March 31, 1999                    By:/s/ Steven D. Ezell
                                         President and Director

DATE:  March 31, 1999                    By:/s/ Michael A. Hartley
                                         Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

We have audited the accompanying balance sheets of Nashville Land Fund, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Land Fund, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                         KPMG LLP


Nashville, Tennessee
January 22, 1999

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997

                 Assets                     1998         1997

Cash                                 $     47,881      257,190
Restricted Cash (note 2)                   35,829       22,000
Land and improvements held for
investment, less valuation allowance
of $877,154 in 1998 and 1997 (note 3)   3,004,747    3,925,143
Other assets                                  175          292

              Total assets            $ 3,088,632    4,204,625


 Liabilities and Partners' Equity

  Accounts payable                    $    33,838       12,975

Partners' equity:

  Limited partners, 7,500 units
     outstanding                        3,054,708    4,191,564
  Special limited partner                       4            4
  General partner                              82           82

         Total partners' equity         3,054,794    4,191,650

Commitments(notes 2 and 4)
            Total liabilities
          and partners' equity       $  3,088,632    4,204,625


See accompanying notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         Statements of Operations

           For the Years Ended December 31, 1998, 1997 and 1996

                                    1998       1997         1996
Revenue:

  Sale of land and improvements $1,585,746   320,390    107,812
   Cost of land and
    improvements sold             (965,501) (189,530)   (48,686)
   Closing costs (note 4)         (153,824)  (28,245)   (17,284)
     Gain on land sales            466,421   102,615     41,842

   Interest                          7,285      2,841      6,133
   Miscellaneous                         -        758        500

         Total revenues            473,706    106,214     48,475

Expenses:
   Writedown of land held for
     investment (note 3)                 -          -    877,154
    State income tax                     -          -      8,829
   Partnership and property
      management fees (note 4)      14,000     14,000     14,000

   Association fees (note 5)        25,463     23,339     24,691
   Legal and accounting fees
   (note 4)                         19,352     19,393     17,499
   Architect and engineering fees   10,822      8,575      7,307
   General and administration(note4) 3,313      5,153      2,293
   Property taxes                   37,612     32,408     32,117

      Total expenses               110,562    102,868    983,890

      Net income (loss)       $    363,144      3,346   (935,415)

Net income (loss) allocated to:

   General partner              $        -          -        (18)
    Special limited partner              -          -         (1)
    Limited partners               363,144      3,346   (935,396)

Net income (loss) per limited
   partnership unit:            $    48.42       0.45    (124.72)

Weighted average units outstanding   7,500      7,500      7,500


See accompanying notes to financial statements.
                                    F-3



                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                    Statements of Partners' Equity

              Years ended December 31, 1998, 1997 and 1996

                                           Special
                             Limited       limited   General
                            partners      partner    partner    Total
                         units    amount
Balance at
  December 31, 1995    7,500   5,123,614          5     100  5,123,719

  Net loss              -      (935,396)        (1)     (18)   (935,415)

Balance at
  December 31, 1996    7,500   4,188,218          4      82   4,188,304

  Net income            -          3,346       -         -        3,346

Balance at
  December 31, 1997    7,500   4,191,564          4      82   4,191,650

Distributions (Note 6)  -     (1,500,000)      -          -  (1,500,000)

   Net income                    363,144          -       -     363,144


Balance at
  December 31, 1998   7,500  $ 3,054,708          4      82   3,054,794

See accompanying notes to financial statements.

                      NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                       Statements of Cash Flows
             Years ended December 31, 1998, 1997, and 1996

                                1998        1997       1996
Cash flows from operating
 activities:
  Net income (loss)       $    363,144     3,346    (935,415)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
      activities:
      Cost of land and
         improvements sold     965,501   189,530      48,686
      Cost of land
         improvements          (45,105)  (59,341)          -

      Writedown of land and
         improvements held for
         investment                  -          -     877,154
      Increase in restricted
         cash                  (13,829)   (22,000)       -
      (Increase) Decrease
         in other assets            117       (17)       -
      Increase (decrease) in
          accounts payable       20,863   (19,561)     (3,684)
      Return of development
          fees                        -    11,500       3,150

        Net cash provided by
          (used in) operating
          activities          1,290,691   103,457     (10,109)

  Cash flows from financing
  activities-
  Distributions to partners   (1,500,000)       -           -

          Net increase (decrease)
            in cash             (209,309) 103,457     (10,109)
  Cash at beginning
          of year                257,190  153,733     163,842
  Cash at end of year        $    47,881  257,190     153,733



Supplemental disclosures of cash flow information:

                                 1998      1997       1996
  Cash paid for state
   income taxes              $      -         -      8,829
See accompanying notes to financial statements.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1998 and 1997

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

    (d) Land and Improvements Held for Investment

        Land and improvements held for investment are recorded at cost and include two tracts of undeveloped land representing approximately 93 and 103 acres in 1998 and 1997, respectively. Approximately 46 acres of the land are available for sale with the remainder being flood plain, roads, and landscaping. Land costs include amounts incurred to acquire and develop the land, including interest and property taxes, during the development period.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)     Summary of Significant Accounting Policies (continued)

        Costs to hold land, including interest and property taxes, are charged to expense. Land improvement costs incurred include development costs expended subsequent to the acquisition of a tract.

        The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" in a prior year. This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value less estimated costs to sell of the assets. If impaired, management establishes an allowance for impairment with a corresponding charge to earnings. Losses upon the sale of the assets are recognized against the allowance to the extent available. The initial adoption of SFAS No. 121 did not have a material impact on the Partnership's financial position, results of operations, or liquidity. During 1996, as a result of revisions in management's assumptions used in determining the properties' estimated fair values, a valuation allowance of $877,154 was charged to operations and recorded as a reduction in the carrying value of the land and improvements held for investment. See note 3.

    (e) Income Recognition

        Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)     Summary of Significant Accounting Policies (continued)

    (e) Income Recognition(continued)

        transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

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

    (g) Partnership Allocations(continued)

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

        Cumulative unpaid preferred returns are $4,266,558, and $5,016,558 at December 31, 1998 and 1997, respectively.

(h)    Comprehensive Income

        Effective January 1, 1998, the Partnership adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income(loss).

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(2)     Restricted Cash

        At December 31, 1998 and 1997, the Partnership has restricted cash balances of $35,829 and $22,000, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

(3)     Land and Improvements Held for Investment

        The components of land and improvements held for investment at December 31, are as follows:
                                         1998              1997

        Land and improvements       $ 3,881,901       4,802,297
        Valuation Allowance            (877,154)       (877,154)

                                    $ 3,004,747       3,925,143


        The aggregate cost for federal income tax purposes was $3,972,197 and $5,069,648 at December 31, 1998 and 1997,
        respectively.


        During the year ended December 31, 1996, management revised its estimated sellout period and discount rate related to the land and land improvements resulting in a decline in the estimated fair value below the carrying value. Accordingly, the carrying amounts of the assets were written down, through the establishment of a valuation allowance, to their estimated fair values less costs to sell, as estimated based on the Partnership's experience in disposing of these properties. The resulting non-cash charge, as identified on the accompanying financial statements, reduced the 1996 net income by $877,154. Management believes that the estimates used in evaluating the adoption of SFAS No.121 were reasonable. However, the amounts ultimately realized by the Partnership could differ materially from these estimates.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4) Related Party Transactions

        The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services for the years ended December 31, 1998, 1997, and 1996 are as follows:
                                       1998        1997       1996
        Partnership and property
          management fees            $ 14,000     14,000     14,000
        Development fees(closing costs)10,020       -          -
        Accounting fees                 3,101      2,600      2,300
        Office Administration Fees      2,311      1,250        -

(5)  Association Fees

        During 1989, an owners' association was formed to manage a portion of the land and improvements held for investment. The Partnership incurred association fees totaling $25,463 in 1998, $23,339 in 1997, and $24,691 in 1996 which relate to the Partnership's pro rata share of the owners' association expenses, consisting primarily of electricity costs, irrigation, and landscape maintenance.

(6)     Distributions

        For the year ended December 31, 1998, the Partnership made distributions to the limited partners of $1,500,000 ($200 per unit). There were no distributions in 1997 and 1996.

(7)   Fair Value of Financial Instruments

        At December 31, 1998 and 1997, the Partnership had financial instruments including cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value because of the short maturity of those financial instruments.

                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

Under date of January 22, 1999, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule following. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Nashville, Tennessee                          KPMG LLP
January 22, 1999


                                                        NASHVILLE LAND FUND, LTD.
                                                         (A Limited Partnership)

                                                              Schedule III

                                                Real Estate and  Accumulated Depreciation

                    Initial Cost to          Cost capitalized              Gross amount at
                      Partnership               subsequent                  which carried
                                              to acquisition              at close of period

Description    Encum-    Land           Building Improve- Carrying      Land    Building  Total Accumu-  Date of  Date
               brances  & improvements            ments     costs     & improve-               lated de- construc acquired
                                                                         ments                 preciation  tion

North Creek
Business Park
34 acres       $-        1,289,235         -     724,501   70,663     1,289,235   795,164 2,084,399   -      n/a  6/16/86

Larchwood Property
12 acres       $-          403,029         -     470,760   46,559       403,029   517,319   920,348   -       n/a 7/31/87

Total          $-        1,692,264         -   1,195,261  117,222     1,692,264 1,312,483 3,004,747


*Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.
Amounts are net of valuation allowance of $877,154.

                          Schedule III

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation(continued)
                        December 31, 1998



                                 1998      1997      1996

(1) Balance at beginning     $ 3,925,143 4,066,832 4,995,822
      of Period
  Additions during period:
     Improvements                 45,105    59,341       -

                               3,970,248    59,341       -
  Deductions during period:
     Cost of real
     estate sold                 965,501   189,530    48,686
  Asset Writedown                    -          -    877,154
  Other- reimbursement of
  development fees
  from municipality                  -      11,500     3,150

                                 965,501   201,030   928,990
 Balance at end
    of period               $  3,004,747 3,925,143 4,066,832

(2)  Aggregate cost for
      Federal income
       tax purposes          $ 3,972,197 5,069,648 5,067,590










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