Form 10-Q
period 1999-03-31
NASHVILLE LAND FUND LTD
filed 1999-05-14
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended                    MARCH 31, 1999
                               or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from __________ to _______________

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


                      FINANCIAL STATEMENTS
     For the Three Months Ended March 31, 1999 and 1998

                              INDEX



          Financial Statements:

               Balance Sheets                     3
               Statements of Operations           4
               Statements of Cash Flows           5
               Notes to Financial Statements      6



                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)



                                    March 31,     December 31,
                                      1999            1998
                                  -------------   ------------

               ASSETS

CASH                              $    16,971    $     47,881
RESTRICTED CASH                        36,330          35,829
LAND AND IMPROVEMENTS HELD
FOR INVESTMENT, LESS VALUATION
ALLOWANCE OF $877,154               3,004,747       3,004,747
OTHER ASSETS                              375             175


               Total Assets       $ 3,058,423    $  3,088,632
                                   ==========      ==========



               LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                  $    10,351    $     33,838

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
    outstanding                     3,047,986       3,054,708
  Special Limited Partner                   4               4
  General Partner                          82              82

    Total Partners' equity          3,048,072       3,054,794

   Total Liabilities &
   Partners' Equity              $  3,058,423    $  3,088,632
                                     ==========    ==========

See accompanying notes to financial statements.
/TABLE


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                         Three months
                                            Ended
                                           MARCH 31,
                                        1999      1998
REVENUE:

  Sales of Land and Improvements $        -   $ 1,015,981
  Cost of Land and
  Improvements Sold                       -     (676,198)
  Selling Expenses                        -     (104,088)
     Gain on Land Sales                   -      235,695

  Interest Income                       501        4,143

     Total Revenues                     501      239,838

EXPENSES:

  Partnership and Property
  Management Fees                     3,500        3,500
  Legal & Accounting Fees             3,500        9,850
  Property Taxes                        -            250
  General & Administrative              223         -
     Total Expenses                   7,223       13,600

NET (LOSS) INCOME              $     (6,722) $   226,238







See accompanying notes to financial statements



                NASHVILLE LAND FUND, LTD.
                 (A Limited Partnership)

                STATEMENTS OF CASH FLOWS
                       (Unaudited)

                                            Three months ended
                                                  MARCH 31,
                                            1999          1998
Cash Flows from Operating Activities:

  Net (Loss)Income                    $    (6,722)   $  226,238
  Adjustments to reconcile
  Net (Loss)Income to Net Cash (used in)
  provided by
  Operating Activities:
  Cost of Land and Improvements Sold           -        676,198
  Cost of Land Improvements                    -       (26,763)
  Increase in Restricted Cash                (501)     (12,864)
  Increase  in Accounts Receivable             -        (3,417)
  (Increase) decrease in other Assets        (200)          117
  Decrease  in Accounts Payable           (23,487)      (9,751)

     Net Cash (used in) provided by
       Operating Activities               (30,910)      849,758

     Cash Flows from Financing
       Activities-

Distributions to Partners                      -    (1,050,000)

  Net Decrease in Cash                    (30,910)    (200,242)

CASH AT JANUARY 1,                          47,881      257,190
CASH AT MARCH 31,                         $ 16,971    $  56,948
                                          ========     ========


See accompanying notes to financial statements.


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

     For the Three Months Ended March 31, 1999 and 1998
                           (Unaudited)


A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting
     principles.   These statements  should  be  read  in
     conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                            1999          1998
                                          ________       _______
Management Fees                          $ 3,500        $ 3,500
Accounting Fees                              500              -

/TABLE

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

      For the Three Months Ended March 31, 1999 and 1998
                           (Unaudited)

C. COMPREHENSIVE INCOME

     During the three month periods ended March 31, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income(loss).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999.

There were no land sales during 1999.

Overall operations of the Registrant are minimal and have not fluctuated significantly.


FINANCIAL CONDITION

As of May 10, 1999, the Registrant had $ 90,491 in available funds to cover operating expenses for the next year. This balance is sufficient to meet the operating needs of the Registrant for the next year.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

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


  (a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First Quarter of
1999

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NASHVILLE LAND FUND, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date: May 15, 1999                      By:/s/ Steven D. Ezell
                                        President


ate: May 15, 1999                      By:/s/ Michael A. Hartley
                                        Secretary/Treasurer