Form 10-Q
period 1999-06-30
NASHVILLE LAND FUND LTD
filed 1999-08-13
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 1999

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


                      FINANCIAL STATEMENTS
      For the Three and Six Months Ended June 30, 1999 and 1998


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



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                              BALANCE SHEETS
                                (Unaudited)


                                  June 30,      December 31,
                                    1999            1998
                                  --------      ------------

          ASSETS

CASH                           $    83,133      $     47,881
RESTRICTED CASH                     36,458            35,829
LAND AND IMPROVEMENTS HELD
FOR INVESTMENT, LESS VALUATION
ALLOWANCE OF $877,154            2,945,300         3,004,747
OTHER ASSETS                         2,275               175
                                 ---------         ---------

       Total Assets            $ 3,067,166      $  3,088,632
                                 =========         =========


                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE               $     5,951       $    33,838

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
     outstanding                 3,061,129         3,054,708
  Special Limited Partner                4                 4
  General Partner                       82                82

     Total Partners' equity      3,061,215         3,054,794
                                ----------         ---------

  Total Liabilities &
  Partners' Equity             $ 3,067,166       $ 3,088,632

                               ==========         =========

               See accompanying notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                         June 30,
                         -----------------------------------------
                          1999        1998      1999      1998
                          ----        ----      ----      ----
REVENUE:

Sales of Land and
Improvements          $   99,467  $    -   $ 99,467   $1,015,981
Cost of Land and
Improvements Sold        (62,444)      -    (62,444)    (676,198)

Selling Expenses          (9,342)      -     (9,342)    (104,088)

  Gain on Land Sales      27,681       -     27,681      235,695

Interest Income              197      147       698        4,290

Total Revenues            27,878      147    28,379      239,985



EXPENSES:

Management Fees           3,500     3,500     7,000        7,000
Legal & Accounting Fees  10,607     5,501    14,107       15,351
General & Administrative    586       650       809          650
Property Taxes               42         -        42          250

Total Expenses           14,735     9,651    21,958       23,251

NET INCOME (LOSS)    $   13,143  $ (9,504)  $ 6,421     $216,734

Net Income (Loss) per limited
   partner unit      $     1.75  $ (1.27)   $  .86      $ 28.90

              See accompanying notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                     SIX MONTHS ENDED
                                         June 30,
                                   ---------------------
                                     1999         1998
                                     ----         ----
Cash flows from operating activities:

  Net income                    $    6,421   $ 216,734
     Adjustments to reconcile
     Net income to net cash
     provided by operating
     activities:
       Cost of Land and
       Improvements Sold            62,444      676,198
       Cost of Land Improvements    (2,997)     (26,764)
       Increase in restricted Cash    (629)     (13,011)
       Increase in accounts
       receivable affiliates             -       (5,517)
       Decrease in accounts
       payable                     (27,887)     (12,901)
     Decrease (Increase) in
     other assets                   (2,100)         117

     Net cash provided by
       operating activities         35,252      834,856

Cash Flows from financing activities-

     Distributions to Partners           -   (1,050,000)

     Net increase (decrease)
     in Cash                        35,252     (215,144)

CASH AT JANUARY 1,                  47,881      257,190

CASH AT JUNE 30,               $    83,133   $   42,046

              See acompanying notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

     For the Three and Six Months Ended June 30, 1999 and 1998
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                      1999         1998
                                   ________     ________
        Management Fees             $ 7,000      $ 7,000
        Accounting Fees             $ 2,100      $ 2,100
        Sales Commission            $ 7,957      $     -

C.  COMPREHENSIVE INCOME

During the three and six month periods ended June 30, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During 1999, the Registrant sold approximately one acre of land.
The sale was from the North Creek Business Park Property.

Overall operations of the Registrant are minimal and have not fluctuated signficantly.

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

FINANCIAL CONDITION

As of July 31, 1999, the Registrant has $ 78,952 in cash reserves. These funds are expected to be sufficient to fund operations through 1999.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By: 222 PARTNERS, INC.
                                        General Partner



Date: August 14, 1999                   By:  /s/ Steven D. Ezell
                                        President



Date: August 14, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer