Form 10-Q
period 1999-09-30
NASHVILLE LAND FUND LTD
filed 1999-11-12
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended September 30, 1999

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


                      FINANCIAL STATEMENTS
        For the Three and Nine Months Ended September 30,
                        1999 and 1998


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

                              BALANCE SHEETS
                                (Unaudited)



                                September 30,   December 31,
                                    1999            1998
                                  --------      ------------

          ASSETS

CASH                           $   70,562       $     47,881
RESTRICTED CASH                    36,678             35,829
LAND AND IMPROVEMENTS
HELD FOR INVESTMENT             2,945,300          3,004,747
    OTHER ASSETS                      175                175


       Total Assets            $3,052,715        $ 3,088,632
                                =========          =========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE               $   48,104        $    33,838

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
     outstanding                3,004,525          3,054,708
  Special Limited Partner               4                  4
  General Partner                      82                 82

     Total Partners' Equity     3,004,611          3,054,794


  Total Liabilities &
  Partners' Equity            $ 3,052,715        $ 3,088,632
                                =========          =========

                    See notes to financial statements.



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                         Three Months Ended      Nine Months Ended
                                   Ending September 30,
                         -----------------------------------------
                                 1999      1998      1999      1998
REVENUE:

Sales of Land and
  Improvements             $   -     $    -    $  99,467  $ 1,015,981
Cost of Land and
  Improvements Sold           -           -      (62,444)    (676,198)
Selling Expenses              -           -       (9,342)    (104,088)
Gain on Sales of Land
      and Improvements                            27,681      235,695

Interest                       220       607         918        4,897

Total Revenues                 220       607      28,599      240,592

EXPENSES:

Association Fees            25,463    23,339      25,463       23,339
Maintenance                     13     1,272          24        1,277
Management Fees              3,500     3,500      10,500       10,500
Legal & Accounting Fees      1,175       500      15,282       15,851
Administration Expense         482       319       1,280          969
Property Taxes              26,191    27,256      26,233       27,501

Total Expenses              56,824    56,186      78,782       79,437

NET (LOSS)INCOME         $ (56,604)  (55,579)    (50,183)     161,155

Net (loss)income per
   limited partner unit    $ (7.56)  $ (7.41)    $ (6.69)     $ 21.49


                     See notes to financial statements




                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                     Nine Months Ended
                                     September 30,
                                   ---------------------
                                     1999         1998
                                     ----         ----
Cash flows from operating activities:

  Net (loss) income               $ (50,183)   $161,155
     Adjustments to reconcile
     Net (loss) income to net cash
     provided in operating
     activities:
       Cost of Land and
         Improvements Sold           62,444     676,198
       Cost of Land Improvements     (2,997)    (26,763)
       Increase in restricted cash     (849)    (13,619)
       Increase in
       accounts payable              14,266      14,354
       Increase in accounts
       payable-affiliate               -         11,522
       Decrease in other assets        -            117


     Net cash provided by
       operating activities          22,681     822,964

Cash Flows from financing activities-

     Distributions to Partners            -  (1,050,000)

     Net increase (decrease) in Cash 22,681    (227,036)

CASH AT JANUARY 1,                   47,881     257,190

CASH AT SEPTEMBER 30,           $    70,562 $    30,154

                    See notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

   For the Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                      1999         1998
                                   ________     ________
        Management Fees             $ 10,500    $ 10,500
        Accounting Fees             $  2,600    $  2,600


C.  COMPREHENSIVE INCOME

     During the nine month periods ended September 30, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income
(loss).



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
During 1999, the Registrant sold approximately one acre of land.
The sale was from the North Creek Business Park Property.

Overall operations of the Registrant are minimal and have not fluctuated significantly.

During the fourth quarter, Management will update its evaluation of the values of the Property and if necessary, any impairment reserves will be recorded.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. Contingency plans are being developed in the event that any critical system is not compliant.

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

FINANCIAL CONDITION

As of October 31, 1999, the Registrant has $ 67,162 in cash reserves. These funds are expected to be sufficient through 1999.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By: 222 PARTNERS, INC.
                                        General Partner



Date: November 11, 1999                 By:  /s/ Steven D. Ezell
                                        President



Date: November 11, 1999                 By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer