Form 10-K405
period 1999-12-31
NASHVILLE LAND FUND LTD
filed 2000-03-31
CIK 793935

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20459

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1999

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

          The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $7,500,000 as of February 28, 2000.

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

Narrative Description of Business

          The Registrant is holding for investment approximately 32 sellable acres of land in various stages of development in Goodlettsville, Sumner County and Nashville, Davidson County, Tennessee. These properties will be referred to respectively as North Creek Business Park Property and Larchwood Property in the remainder of this report.

          The North Creek Business Park Property is approximately 21 acres of land. It is cleared, graded and improved with roads and utilities. The North Creek Business Park Property is located in the incorporated City of Goodlettsville, approximately 12 miles north of downtown Nashville, and is zoned Commercial PUD. It is intended for office users.

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

Item 2.  Properties

          As of December 31, 1999, Registrant owned approximately 32 sellable acres of land in Goodlettsville, Sumner County, and Nashville, Davidson County, Tennessee. These properties consist of 21 acres in the North Creek Business Park and 11 acres of the Larchwood Property. For further information, see Item 1 above.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

          There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 Units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 28, 2000, there were 465 holders of record of the 7,500 Units of limited partnership interests.

          There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                 For the Year Ended December 31,

                   1999      1998     1997      1996      1995

Total Revenue  $ 339,656   473,706   106,214   48,475    441,335
Net Income
 (loss)           88,966   363,144     3,346 (935,415)   242,773
Net Income
(loss) per limited
 partner unit      11.86     48.42      0.45  (124.72)     32.37


Total Assets   2,304,829 3,088,632 4,204,625 4,220,840 5,159,939
Cash Distributions
per limited
partner unit         120       200        -          -       200



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Sales

     During 1999, the Registrant sold approximately 13 acres at the North Creek Business Park Property. Gross proceeds were approximately $1.2 million. From these proceeds, $900,000 was distributed to the partners. The remaining proceeds were used to meet operational expenses of the partnership.

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

Analysis of Operations

      Operations of the Registrant are consistent through the years.
     During the fourth quarter of 1999, based on recent sales projections, management determined that the property held for sale was impaired and, in accordance with SFAS No. 121, increased the allowance by $140,000 to $1,017,154 from the prior amount of $877,154.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operation or liquidity of the partnerships. The Registrant had no significant operational difficulties related to Year 2000 issue. Management does not expect any future issues or operational problems related to Year 2000 issues.

Financial Condition and Liquidity

     At February 29, 2000 $ 95,478 was held in cash and cash equivalents to cover partnership administrative expenses. The
General Partner believes that this cash will be sufficient to meet operating needs for 2000.

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

Officers and Directors of 222 Partners, Inc. are as follows:

     W. Gerald Ezell, age 69, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     Steven D. Ezell, age 47, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of
W. Gerald Ezell.

     Michael A. Hartley, age 40, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

     During 1999, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 2000 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1999, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 4 of the Financial Statements included herein.

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

               22   Subsidiaries - Registrant has no subsidiaries.

               27   Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1999.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NASHVILLE LAND FUND, LTD.

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 30, 2000                 By:/s/ Steven D. Ezell
                                      President and Director

DATE:  March 30, 2000                 By:/s/ Michael A. Hartley
                                      Secretary Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  NASHVILLE LAND FUND, LTD.

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 30, 2000                 By:/s/ Steven D. Ezell
                                      President and Director

DATE:  March 30, 2000                 By:/s/ Michael A. Hartley
                                      Secretary Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.


                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

We have audited the accompanying balance sheets of Nashville Land Fund, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Land Fund, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                         KPMG LLP


Nashville, Tennessee
January 21, 2000
                               F-1

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1999 and 1998

                 Assets                     1999        1998

Cash                                  $    128,827         47,881
Restricted Cash (note 2)                    36,982         35,829
Land and improvements held for
  investment, less valuation allowance
  of $1,017,154 and $877,154 in 1999
  and 1998 (note 3)                      2,116,945      3,004,747

Due From Affiliates                         21,900           -
Other assets                                   175            175
              Total assets             $ 2,304,829      3,088,632

 Liabilities and Partners' Equity

Accounts payable                      $     61,069         33,838

Partners' equity:
  Limited partners, 7,500 units
     outstanding                         2,234,674      3,054,708
  Special limited partner                        4              4
  General partner                               82             82
         Total partners' equity          2,243,760      3,054,794

Commitments(notes 2 and 4)

      Total liabilities
          and partners' equity       $   2,304,829      3,088,632

See accompanying notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         Statements of Operations

           For the Years Ended December 31, 1999, 1998 and 1997

                                    1999       1998      1997
Revenue:

  Sale of land and improvements $ 1,185,919 1,585,746   320,390
    Cost of land and
    improvements sold              (751,019) (965,501) (189,530)
     Closing costs (note 4)        (100,709) (153,824)  (28,245)
      Gain on land sales            334,191   466,421   102,615

   Interest                           5,365     7,285     2,841
   Miscellaneous                        100      -          758
             Total revenues         339,656   473,706   106,214

Expenses:
   Partnership and property
      management fees (note 4)       14,000    14,000     14,000
   Association fees (note 5)         24,528    25,463     23,339
   Legal and accounting fees
      (note 4)                       26,917    19,352     19,393
   Architect and engineering fees     9,173    10,822      8,575
   General and administration(note4)  1,429     3,313      5,153
   Property taxes                    34,643    37,612     32,408
   Increase in valuation allowance
    for land held for
    investment (note 3)             140,000      -          -

      Total expenses                250,690   110,562    102,868
      Net income              $      88,966   363,144      3,346

Net income allocated to:

   General partner              $      -         -          -
   Special limited partner             -         -          -
   Limited partners                  88,966   363,144      3,346
  Net income per limited
   partnership unit:            $     11.86     48.42       0.45

Weighted average units outstanding    7,500     7,500      7,500


See accompanying notes to financial statements.



                                    F-3






                       NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)

                    Statements of Partners' Equity

              Years ended December 31, 1999, 1998 and 1997

                                           Special
                             Limited       limited   General
                            partners      partner    partner    Total
                         units    amount
Balance at
 December 31, 1996     7,500  $4,188,218          4      82   4,188,304

  Net income            -          3,346       -         -        3,346

Balance at
  December 31, 1997    7,500   4,191,564          4      82   4,191,650

Distributions (Note 6)  -     (1,500,000)      -          -  (1,500,000)

  Net Income            -        363,144       -          -     363,144

Balance at
  December 31, 1998   7,500    3,054,708          4      82   3,054,794

  Net Income            -         88,966       -          -      88,966

  Distribution(Note 6)  -       (900,000)      -          -    (900,000)

Balance at
  December 31, 1999   7,500   $2,243,674          4      82   2,243,760



See accompanying notes to financial statements.
                                  F-4

                      NASHVILLE LAND FUND, LTD.
                        (A Limited Partnership)
                       Statements of Cash Flows
             Years ended December 31, 1999, 1998, and 1997

                                1999        1998       1997
Cash flows from operating activities:
 Net income                    $  88,966     363,144        3,346
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Cost of land and
     improvements sold           751,019     965,501      189,530
    Cost of land improvements    (3,217)    (45,105)     (59,341)
    Increase in restricted cash  (1,153)    (13,829)     (22,000)
    Decrease (Increase)
     in other assets                 -           117         (17)
    Increase (decrease) in
     accounts payable             27,231      20,863     (19,561)
    Return of development fees      -           -          11,500
    Increase in accounts
     receivable from affiliates (21,900)        -            -
    Increase in valuation allowance
      for land held
      for investment             140,000        -            -

Net cash provided by operating
  activities                     980,946   1,290,691      103,457

  Cash flows from financing
  activities-
    Distributions to partners  (900,000) (1,500,000)        -

Net increase (decrease)
    in cash                       80,946   (209,309)      103,457

  Cash at beginning of year       47,881     257,190      153,733
  Cash at end of year           $128,827      47,881      257,190


See accompanying notes to financial statements.

                                  F-5

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1999 and 1998

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

    (b) Estimates

        Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land held for investment. Actual results could differ from those estimates.

    (c) Cash

        Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

    (d) Land and Improvements Held for Investment

        Land and improvements held for investment are recorded at cost and include two tracts of undeveloped land representing approximately 32 and 45 acres in 1999 and 1998, respectively. Land costs include amounts incurred to acquire and develop the land, including interest and property taxes, during the development period.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)     Summary of Significant Accounting Policies (continued)

    (d) Land and Improvements Held for Investment(continued)

        Costs to hold land, including interest and property taxes, are charged to expense. Land improvement costs incurred include development costs expended subsequent to the acquisition of a tract.

        Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value less estimated costs to sell of the assets. If impaired, management establishes an allowance for impairment with a corresponding charge to earnings. Losses upon the sale of the assets are recognized against the allowance to the extent available.

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

        Cumulative unpaid preferred returns are $4,116,558 at December 31, 1999.

     (h)    Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income.

(2)     Restricted Cash

        At December 31, 1999 and 1998, the Partnership has restricted cash balances of $36,982 and $35,829, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)     Land and Improvements Held for Investment

        The components of land and improvements held for investment at December 31, are as follows:
                                         1999              1998

        Land and improvements       $   3,134,099       3,881,901
        Valuation Allowance            (1,017,154)       (877,154)

                                    $   2,116,945       3,004,747

        The aggregate cost for federal income tax purposes was $3,195,586 and $3,972,199 at December 31, 1999 and 1998,
        respectively.

        During the fourth quarter of 1999, based on recent sales projections, management determined that the property held for sale was impaired and, in accordance with SFAS No. 121, increased the allowance by $140,000 to $1,017,154 from the prior amount of $877,154.

(4) Related Party Transactions

        The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services for the years ended December 31, 1999, 1998, and 1997 are as follows:
                                       1999      1998      1997
          Partnership and property
            management fees          $ 14,000    14,000    14,000
          Development fees(closing costs) -      10,020      -
          Accounting fees               3,100     3,101     2,600
          Office Administration Fees      384     2,311     1,250

(5)  Association Fees

          During 1989, an owners' association was formed to manage a portion of the land and improvements held for investment. The Partnership incurred association fees totaling $24,528 in 1999, $25,463 in 1998, and $23,339 in 1997 which relate to the Partnership's pro rata share of the owners' association expenses, consisting primarily of electricity costs, irrigation, and landscape maintenance.

                              F-10
                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements
(6)     Distributions

          For the year ended December 31, 1999, the Partnership made distributions to the limited partners of $900,000 ($120 per unit). There were distributions of $1,500,000 ($200 per unit) in 1998 and no distributions were made in 1997.






                              F-11

                  Independent Auditors' Report

The Partners
Nashville Land Fund, Ltd.:

Under date of January 21, 2000, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Nashville, Tennessee                          KPMG LLP
January 21, 2000




                               S-1



                                                NASHVILLE LAND FUND, LTD.
                                                 (A Limited Partnership)
                                                           Schedule III
                                             Real Estate and  Accumulated Depreciation
                                                        (December 31, 1999)

                    Initial Cost to          Cost capitalized              Gross amount at
                      Partnership               subsequent                  which carried
                                              to acquisition              at close of period

Description   Encum-      Land         Building   Improve-   Carrying     Land    Building    Total Accumulated Date of     Date
             brances & improvements                 ments      costs             & improve-             de-    construct  acquired
                                                                                    ments           preciation*  tion

North Creek
Business Park
21 acres     $ -            775,298         -     435,895      42,494    775,298   478,389  1,253,687     -       n/a      6/16/86

Larchwood Property
11 acres       -            378,029         -     441,558      43,671    378,029   485,229    863,258     -       n/a      7/31/87

Total       $ -           1,153,327         -     877,453      86,165  1,153,327   963,618  2,116,945


*Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.
Amounts are net of valuation allowance of $1,017,154.

                                S-2
                          Schedule III

                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation(continued)
                        December 31, 1999



                                 1999        1998        1997

(1) Balance at beginning   $   3,004,747   3,925,143   4,066,832
      of Period
  Additions during period:
     Improvements                  3,217      45,105      59,341
  Deductions during period:
    Cost of real estate sold   (751,019)   (965,501)   (189,530)
  Other- reimbursement of
    development fees
    from municipality              -           -        (11,500)
  Increase in valuation
    allowance for land
    held for investment        (140,000)       -           -

                               (891,019)   (965,501)   (201,030)
 Balance at end
    of period             $   2,116,945   3,004,747   3,925,143

(2)  Aggregate cost for
      Federal income
       tax purposes         $ 3,195,586   3,972,197   5,069,648










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