Form 10-Q
period 2000-03-31
NASHVILLE LAND FUND LTD
filed 2000-05-15
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended                    MARCH 31, 2000
                               or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from __________ to _______________

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


                      FINANCIAL STATEMENTS
     For the Three Months Ended March 31, 2000 and 1999

                              INDEX



          Financial Statements:

               Balance Sheets                     3
               Statements of Operations           4
               Statements of Cash Flows           5
               Notes to Financial Statements      6



                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)



                                    March 31,      December 31,
                                      2000             1999
                                  -------------    ------------

               ASSETS

CASH                                $  95,291        $  128,827
RESTRICTED CASH                        37,130            36,982
LAND AND IMPROVEMENTS HELD
  FOR INVESTMENT, LESS VALUATION
  ALLOWANCE OF $1,017,154           2,267,809         2,256,945
DUE FROM AFFILIATE                     21,900            21,900
OTHER ASSETS                              175               175

               Total Assets       $ 2,422,305      $  2,444,829


               LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                     $ 47,827         $  61,069

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
    outstanding                     2,374,392         2,383,674
  Special Limited Partner                   4                 4
  General Partner                          82                82

    Total Partners' equity          2,374,478         2,383,760

   Total Liabilities &
   Partners' Equity              $  2,422,305      $  2,444,829




See accompanying notes to financial statements.


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                            Three months
                                                Ended
                                              MARCH 31,
                                           2000      1999
REVENUE:

Interest Income                            $  148       501

     Total Revenues                           148       501
EXPENSES:

Partnership and Property
  Management Fees                           3,500     3,500
Legal & Accounting Fees                     4,770     3,500
General & Administrative Expenses           1,160       223

     Total Expenses                         9,430     7,223

NET LOSS                                 $ (9,282) $ (6,722)







See accompanying notes to financial statements




                NASHVILLE LAND FUND, LTD.
                 (A Limited Partnership)

                STATEMENTS OF CASH FLOWS
                       (Unaudited)

                                            Three months ended
                                                  MARCH 31,
                                            2000          1999
Cash Flows from Operating Activities:

  Net Loss                               $ (9,282)    $ (6,722)
  Adjustments to reconcile
   Net loss to net cash
   used in operating activities:

  Cost of Land Improvements               (10,864)         -
  Increase in Restricted Cash                (148)        (501)
  Increase in other Assets                                (200)
  Decrease  in Accounts Payable           (13,242)     (23,487)

Net Cash used in operating activities     (33,536)     (30,910)


  Net Decrease in Cash                    (33,536)     (30,910)

CASH AT JANUARY 1,                        128,827       47,881
CASH AT MARCH 31,                          95,291     $ 16,971




See accompanying notes to financial statements.


                    NASHVILLE LAND FUND, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

     For the Three Months Ended March 31, 2000 and 1999
                           (Unaudited)


A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting
     principles.   These statements  should  be  read  in
     conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:
                                           2000            1999
   Management Fees                        $3,500         $ 3,500
   Accounting Fees                           500             500



C. COMPREHENSIVE INCOME

     During the three month periods ended March 31, 2000 and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income(loss).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000.

There were no land sales during 2000.

Overall operations of the Registrant are minimal and have not fluctuated significantly.


FINANCIAL CONDITION

As of May 10, 2000, the Registrant had $ 84,803 in available funds to cover operating expenses for the next year. This balance is sufficient to meet the operating needs of the Registrant for the next year.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operation or liquidity of the partnerships. The Registrant has had no significant operational difficulties related to Year 2000 issue. Management does not expect any issues or operational problems related to Year 2000 in the future.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the First Quarter of
2000

  (b)  No 8-K's have been filed during this quarter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NASHVILLE LAND FUND, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date: May 15, 2000                      By:/s/ Steven D. Ezell
                                        President


Date: May 15, 2000                      By:/s/ Michael A. Hartley
                                        Secretary/Treasurer