Form 10-Q
period 2000-06-30
NASHVILLE LAND FUND LTD
filed 2000-08-09
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 2000

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


                      FINANCIAL STATEMENTS
      For the Three and Six Months Ended June 30, 2000 and 1999


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

                         BALANCE SHEETS
                           (Unaudited)



                                    June 30,       December 31,
                                      2000             1999
                                  -------------    ------------

               ASSETS

CASH                                $  63,087       $  128,827
RESTRICTED CASH                        37,373           36,982
LAND AND IMPROVEMENTS HELD
  FOR INVESTMENT, LESS VALUATION
  ALLOWANCE OF $1,017,154           2,127,809         2,116,945
DUE FROM AFFILIATE                     31,500            21,900
OTHER ASSETS                              175               175

               Total Assets      $  2,259,944      $  2,304,829


               LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                 $    47,869          $  61,069

PARTNERS' EQUITY:

  Limited Partners, 7,500 units
    outstanding                    2,211,989          2,243,674
  Special Limited Partner                  4                  4
  General Partner                         82                 82

    Total Partners' equity         2,212,075          2,243,760

   Total Liabilities &
   Partners' Equity            $   2,259,944       $  2,304,829




See accompanying notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                         June 30,
                         -----------------------------------------
                          2000        1999      2000     1999
                          ----        ----      ----      ----
REVENUE:

Sales of Land and
 Improvements           $  -       $ 99,467    $ -    $   99,467
 Cost of Land and
  Improvement sold         -        (62,444)     -       (62,444)
 Selling Expenses          -         (9,342)     -        (9,342)

Gain on Land Sales         -         27,681      -        27,681

Interest Income             242         197       390        698

Total Revenues              242      27,878       390     28,379

EXPENSES:

Management Fees           3,500       3,500     7,000      7,000
Legal & Accounting       14,472      10,607    14,972     14,107
General & Administrative  1,594         586     2,754        809
State Tax                 3,022         -       3,022         -
Property Taxes            4,327          42     4,327         42
Total Expenses           26,915      14,735    32,075     21,958
NET INCOME (LOSS)      $(26,673)   $ 13,143  $(31,685)   $ 6,421

Net Income (Loss) per limited
   partner unit          $(3.56)      $1.75    $(4.22)      $.86

              See accompanying notes to financial statements



                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                     SIX MONTHS ENDED
                                         June 30,
                                   ---------------------
                                     2000         1999
                                     ----         ----
Cash flows from operating activities:

  Net income                       $ (31,685)  $   6,421
     Adjustments to reconcile
     Net income to net cash
     provided by operating
     activities:
  Cost of Land and
       Improvements Sold                 -        62,444
  Cost of Land Improvements          (10,864)     (2,997)
  Increase in restricted cash           (391)       (629)
  Increase in accounts
    receivable affiliates             (9,600)        -
  Decrease in accounts
    payable                          (13,200)    (27,887)
  Decrease (Increase) in
       other assets                     -         (2,100)
    Net cash provided by
       operating activities          (65,740)     35,252

     Net increase (decrease)
       in Cash                       (65,740)     35,252

CASH AT JANUARY 1,                  $ 128,827   $ 47,881
CASH AT JUNE 30,                    $  63,087   $ 83,133

              See acompanying notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS

     For the Three and Six Months Ended June 30, 2000 and 1999
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                      2000         1999
                                   ________     ________
        Management Fees             $  7,000     $ 7,000
        Accounting Fees             $ 10,159     $ 2,100
        Sales Commission            $   -        $ 7,957

C.  COMPREHENSIVE INCOME

During the three and six month periods ended June 30, 2000 and 1999, the Partnership had no components of other comprehensive income.
Accordingly, comprehensive income for each of the periods was the same as net income (loss).



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

There were no sales during the year 2000. The Registrant sold approximately one acre of land during the first six months of 1999. The sale was from the North Creek Business Park Property.

Overall operations of the Registrant are minimal and have not fluctuated signficantly, except for state tax expense which represents estimated Tennessee franchise and excise tax. Due to new legislation in Tennessee, partnerships are required to pay franchise and excise tax beginning January 1, 2000.

FINANCIAL CONDITION

As of July 31, 2000, the Registrant has $ 59,423 in cash reserves. These funds are expected to be sufficient to fund operations through 2000.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By: 222 PARTNERS, INC.
                                        General Partner



Date: August 8, 2000                   By:  /s/ Steven D. Ezell
                                        President



Date: August 8, 2000                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer