Form 10-Q
period 2000-09-30
NASHVILLE LAND FUND LTD
filed 2000-11-14
CIK 793935

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended September 30, 2000

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

                              BALANCE SHEETS
                                (Unaudited)



                                September 30,   December 31,
                                    2000            1999
                                  --------      ------------

          ASSETS

CASH                           $     46,283    $     128,827
RESTRICTED CASH                      37,634           36,982
LAND AND IMPROVEMENTS
   HELD FOR INVESTMENT            1,537,687        2,116,945
DUE FROM AFFILIATES                  11,637           21,900
OTHER ASSETS                            175              175
                                  ---------        ---------

     Total Assets            $    1,633,416      $ 2,304,829
                                  =========        =========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE               $     54,764     $   61,069


PARTNERS' EQUITY:

  Limited Partners, 7,500 units
     outstanding                  1,578,566        2,243,674
  Special Limited Partner                 4                4
  General Partner                        82               82

     Total Partners' Equity       1,578,652        2,243,760
                                 ----------        ---------
  Total Liabilities &
  Partners' Equity            $   1,633,416      $ 2,304,829
                                  =========        =========

                    See notes to financial statements.


                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                         Three Months Ended      Nine Months Ended
                                   Ending September 30,
                         -----------------------------------------
                                 2000      1999      2000      1999
REVENUE:

Sales of Land and
  Improvements           $ 666,170   $   -     $ 666,170     $ 99,467
Cost of Land and
  Improvements Sold       (590,122)      -      (590,122)     (62,444)
Selling Expenses           (70,011)  -      (70,011)           (9,342)

Gain on Sales of Land
      and Improvements       6,037         -    6,037          27,681
Interest                       262       220         652          918

Total Revenues               6,299      220         6,689      28,599

EXPENSES:

Association Fees            25,463    25,463      25,463       25,463
Maintenance                     36        13          36           24
Management Fees              3,500     3,500      10,500       10,500
Legal & Accounting Fees        500     1,175      15,472       15,282
Administration Expense       1,329       482       4,085        1,280
Property Taxes               7,381    26,191      11,708       26,233
State Tax                    1,511         -       4,533            -

Total Expenses              39,720    56,824      71,797       78,782

NET LOSS                 $ (33,421) $(56,604)  $ (65,108)   $ (50,183)

Net loss per
   limited partner unit    $ (4.46)  $ (7.56)    $ (8.68)      $(6.69)


                     See notes to financial statements


                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                     Nine Months Ended
                                     September 30,
                                   ---------------------
                                     2000         1999
                                     ----         ----
Cash flows from operating activities:

  Net loss                        $ (65,108)   $(50,183)
     Adjustments to reconcile
     Net loss to net cash
     provided in operating
     activities:
       Cost of Land and
         Improvements Sold          590,122      62,444
       Cost of Land Improvements    (10,864)     (2,997)
       Increase in restricted cash     (652)       (849)
       (Decrease) Increase in
       accounts payable              (6,305)     14,266
       Decrease in Due
       from Affiliates               10,263        -


     Net cash provided by
       operating activities          517,456     22,681

Cash Flows from financing activities-

     Distributions to Partners      (600,000)         -
     Net increase (decrease) in Cash (82,544)    22,681

CASH AT JANUARY 1,                   128,827     47,881

CASH AT SEPTEMBER 30,           $     46,283 $   70,562

                    See notes to financial statements.

                         NASHVILLE LAND FUND, LTD.
                          (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

   For the Three and Nine Months Ended September 30, 2000 and 1999

                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                      2000         1999
                                   ________     ________
        Management Fees             $ 10,500     $10,500
        Accounting Fees             $ 10,659     $ 2,600
        Sales Commission            $      -     $ 7,957
        Development Fees            $  4,000     $     -

C.  COMPREHENSIVE INCOME

     During the three and nine month periods ended September 30, 2000 and 1999, the Partnership had no components of other comprehensive loss.
Accordingly, comprehensive loss for each of the periods was the same as net loss.



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
During 2000, the Registrant sold approximately nine acres of land.
The sale was from the North Creek Business Park Property. The proceeds from the sale were distributed to the limited partners.

Overall operations of the Registrant are minimal and have not fluctuated significantly. State tax expense in 2000 includes estimated Tennessee franchise and excise tax of $4,533. Due to new legislation in Tennessee, partnerships were required to pay franchise and excise tax beginning January 1, 2000.

During the fourth quarter, Management will update its evaluation of the values of the Property and if necessary, any impairment will be recorded.

FINANCIAL CONDITION

As of October 31, 2000, the Registrant has $ 44,049 in cash reserves. These funds are expected to be sufficient to fund operations for the remainder the fiscal year.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133" was issued clarifying the accounting for derivatives under the new standard. The General Partner believes these pronouncements will have no impact on its consolidated financial statements.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000. The General Partner believes that this SAB will have no impact on the Company's revenue recognition and presentation policies.

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


                                    NASHVILLE LAND FUND, LTD.

                                    By: 222 PARTNERS, INC.
                                        General Partner



Date: November 14, 2000                 By:  /s/ Steven D. Ezell
                                        President



Date: November 14, 2000                 By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer