Form 10-K
period 2000-12-31
NASHVILLE LAND FUND LTD
filed 2001-03-30
CIK 793935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2000
or

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to_______

Commission File Number
33-5785-A
NASHVILLE LAND FUND, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee	62-1299384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Belle Meade Place 4400 Harding Road, Suite 500 Nashville, Tennessee	37205
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040
Securities registered pursuant to Section 12(b) of the Act: Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28, 2001.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated June 26, 1986, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

PART I

Item 1. Business

Nashville Land Fund, Ltd. ("Registrant"), is a Tennessee limited partnership organized on March 26, 1986, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, title 61, Tennessee Code Annotated, as amended. The General Partner of Registrant is 222 Partners, Inc.

Registrant's primary business is to own and hold for investment undeveloped real properties located in Goodlettsville, Sumner County and Nashville, Davidson County, Tennessee (the "Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the immediately surrounding areas and the growth of the communities.

Financial Information about Industry Segments

The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 - Selected Financial Data.

Narrative Description of Business

The Registrant is holding for investment approximately 23 sellable acres of land in various stages of development in Goodlettsville, Sumner County and Nashville, Davidson County, Tennessee. These properties will be referred to respectively as North Creek Business Park Property and Larchwood Property in the remainder of this report.

The North Creek Business Park Property is approximately 12 acres of land. It is cleared, graded and improved with roads and utilities. The North Creek Business Park Property is located in the incorporated City of Goodlettsville, approximately 12 miles north of downtown Nashville, and is zoned Commercial PUD. It is intended for office users.

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

Item 2. Properties

As of December 31, 2000, Registrant owned approximately 23 sellable acres of land in Goodlettsville, Sumner County, and Nashville, Davidson County, Tennessee. These properties consist of 12 acres in the North Creek Business Park and 11 acres of the Larchwood Property. For further information, see Item 1 above.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 28, 2001, there were 465 holders of record of the 7,500 Units of limited partnership interests.

There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year Ended December 31,
	2000	1999	1998	1997	1996
Total Revenue	$(333)	$339,656	$473,706	$106,214	$48,475
Net Income(loss)	(365,961)	88,966	363,144	3,346	(935,415)
Net Income(loss) per limited partner unit	(48.79)	11.86	48.42	0.45	(124.72)
Total Assets	1,308,391	2,304,829	3,088,632	4,204,625	4,220,840
Cash Distributions per limited partner unit	80	120	200	-	-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

The Registrant sold approximately 9 acres , 13 acres and 10 acres at the North Creek Business Park Property in 2000, 1999, and 1998, respectively. Gross proceeds were $666,170, $1.2 million and $1.3 million, respectively. In 1998, the Registrant sold 2.5 acres from the Larchwood Property for $260,670. From these proceeds, $600,000, $900,000 and $1.5 million, respectively, was distributed to the limited partners. The remaining proceeds were used to meet operational expenses of the partnership.

Analysis of Operations

Operations of the Registrant are consistent through the years. The General Partner re-evaluated the fair value of the property as compared to the book value. Based on current sales projections, management determined that the property held for sale was impaired and, in accordance with SFAS No. 121, increased the allowance by $280,314 and $140,000, in 2000 and 1999 respectively, to $1,297,488 and $1,017,154, respectively.

Financial Condition and Liquidity

At February 29, 2001 $56,725 was held in cash and cash equivalents to cover partnership administrative expenses. The General Partner believes that this cash will be sufficient to meet operating needs for 2001.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934.

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

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as general partner for several other real estate investment limited partnerships. The executive officers and directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

Officers and Directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell, age 70, serves on the board of directors of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

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

Michael A. Hartley, age 42, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

During 2000, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and

Management

As of February 28, 2001 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant was of unaware of any officers or directors of 222 Partners, Inc. which beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2000, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 4 of the Financial Statements included herein.

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) (1) Financial Statements

Independent Auditors' Report	F-1
Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Partners' Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6
(2) Financial Statement Schedule
Independent Auditors' Report	S-1
Schedule III - Real Estate and Accumulated Depreciation	S-2

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.
(3) Exhibits
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated June 26, 1986 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

22	Subsidiaries- Registrant has no subsidiaries

(b) No reports on Form 8-K have been filed during the last quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.
NASHVILLE LAND FUND, LTD.
By: 222 Partners, Inc.
General Partner

DATE: March 30, 2001	By:/s/ Steven D. Ezell
President and Director

DATE: March 30, 2001	By:/s/ Michael A. Hartley
Secretary Treasurer

Pursuant to the requirements of the Securities Exchange Act of 934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
NASHVILLE LAND FUND, LTD.
By: 222 Partners, Inc.
General Partner

DATE: March 30, 2001	By:/s/ Steven D. Ezell
President and Director

DATE: March 30, 2001	By:/s/ Michael A. Hartley
Secretary Treasurer

Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

Nashville Land Fund, Ltd.:

We have audited the accompanying balance sheets of Nashville Land Fund, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Land Fund, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee

February 20, 2001

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
Assets	2000	1999
Cash	$22,829	$128,827
Restricted Cash	38,877	36,982
Land and improvements held for Investment, less valuation allowance of $1,297,468 and $1,017,154 in 2000 and 1999	1,246,510	2,116,945
Due From affiliates	--	21,900
Other assets	175	175
Total assets	$1,308,391	$ 2,304,829
Liabilities and Partners' Equity
Accounts payable	$1,511	$17,528
Due to affiliates	5,999	--
Property tax payable	23,082	43,541
Partners' equity:
Limited partners, 7,500 units outstanding	1,277,713	2,243,674
Special limited partner	4	4
General partner	82	82
Total partners' equity	1,277,799	2,243,760
Commitments
Total liabilities and partners' equity	$1,308,391	$2,304,829

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Statements of Operations

For the Years Ended December 31, 2000, 1999 and 1998
	2000	1999	1998
Revenue:

Sale of land and improvements	$666,170	1,185,919	1,585,746
Cost of land and improvements sold	(590,121)	(751,019)	(965,501)
Selling costs	(80,875)	(100,709)	(153,824)
(Loss) Gain on sale of land	(4,826)	334,191	466,421

Interest	4,493	5,365	7,285
Miscellaneous	--	100	--
Total revenues	(333)	339,656	473,706

Expenses:
Partnership and property management fees	14,000	14,000	14,000
Association fees	24,697	24,528	25,463
Legal and accounting fees	23,472	26,917	19,352
Architect and engineering fees	7,731	9,173	10,822
General and administration	4,342	1,429	3,313
Property taxes	5,028	34,643	37,612
State income tax	6,044	--	--
Increase in valuation allowance for land held for investment	280,314	140,000	-
Total expenses	365,628	250,690	110,562
Net (loss) income	$(365,961)	88,966	363,144
Net (loss) income allocated to:
General partner	$--	--	--
Special limited partner	$--	--	--
Limited partners	$(365,961)	88,966	363,144
Net (loss) income per limited partnership unit:	$(48.79)	11.86	48.42
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2000, 1999 and 1998
		Limited Partners	Special limited partner	General partner	Total
	Units	amount
Balance at December 31, 1997	7,500	$4,191,564	4	82	4,191,650
Distributions		(1,500,000)			(1,500,000)
Net Income		363,144			363,144
Balance at December 31, 1998	7,500	3,054,708	4	82	3,054,794
Net Income		88,966			88,966
Distributions		(900,000)			(900,000)
Balance at December 31, 1999	7,500	2,243,674	4	82	2,243,760
Net Loss		(365,961)			(365,961)
Distributions		(600,000)			(600,000)
Balance at December 31, 2000	7,500	$1,277,713	4	82	1,277,799

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 1999, 1998, and 1997
	2000	1999	1998
Cash flows from operating activities:
Net (loss) income	$(365,961)	88,966	363,144
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cost of land and Improvements sold	590,121	751,019	965,501
Cost of land improvements	--	(3,217)	(45,105)
Increase in restricted cash	(1,895)	(1,153)	(13,829)
Decrease in other assets	--	--	117
(Decrease) increase in accounts payable	(16,017)	27,231	20,863
Decrease in property tax payable	(20,459)	--	--
Increase in due to affiliates	5,999	--	--
Decrease (Increase) due from affiliates	21,900	(21,900)	-
Increase in valuation allowance for land held for investment	280,314	140,000	-
Net cash provided by operating activities	494,002	980,946	1,290,691
Cash flows from financing activities-
Distributions to partners	(600,000)	(900,000)	(1,500,000)
Net (decrease) increase in cash	(105,998)	80,946	(209,309)
Cash at beginning of year	128,827	47,881	257,190
Cash at end of year	$22,829	128,827	47,881
Supplemental cash flows information:
Cash paid for state taxes	$6,044	--	--

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2000 and 1999

(1) Summary of Significant Accounting Policies

(a) Organization

Nashville Land Fund, Ltd. (the Partnership) is a Tennessee Limited Partnership organized in March, 1986 to acquire, own, and hold for investment certain parcels of undeveloped real property located in Metropolitan Nashville, Davidson County, and Sumner County, Tennessee. 222 Partners, Inc. is the General Partner of the Partnership. The Partnership prepares financial statements and income tax returns on the accrual basis of accounting. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of certain related party expenses or grant interest free advances until cash becomes available.

(b) Estimates

Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates include the determination of the estimated fair value of the land held for investment. Actual results could differ from those estimates.

(c) Cash

Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

(d) Land and Improvements Held for Investment

Land and improvements held for investment are recorded at cost and include two tracts of undeveloped land representing approximately 23 and 32 acres in 2000 and 1999, respectively. Land costs include amounts incurred to acquire and develop the land, including interest and property taxes, during the development period. Costs to hold land, including interest and property taxes, are charged to expense. Land improvement costs incurred include development costs expended subsequent to the acquisition of a tract.

Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value less estimated costs to sell of the assets. If impaired, management establishes an allowance for impairment with a corresponding charge to earnings. Losses upon the sale of the assets are recognized against the allowance to the extent available. At December 31, 2000 and 1999 the fair value was determined by recovering the future discounted net cash flows using a discount rate commensurate with the risk associated with the property

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2000 and 1999

(1) Summary of Significant Accounting Policies

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

(f) Income Taxes

No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Beginning in 2000, the Partnership pays state income taxes on earnings from Tennessee operations. Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their respective share of taxable income or losses, deductions, and other tax related information.

The company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Cumulative unpaid preferred returns are $4,266,558 and $4,116,558 at December 31, 2000 and 1999

(h) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2000, 1999,and 1998 the Partnership had no components of other comprehensive loss) income. Accordingly, comprehensive (loss) income for each of the years was the same as net (loss) income.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

  Income Taxes

The Company's income tax expense relates to state income taxes for income from continuing operations in Tennessee.

The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land and improvements held for investment. For income tax purposes certain costs that were capitalized as additional land improvement costs for book purposes were currently deducted, and the valuation allowance was not recognized. The tax effect of these temporary differences represents a deferred tax asset of approximately $39,000. At December 31, 2000, a full valuation allowance has been established for the deferred asset related to the partnership land and improvements basis difference.

(3) Restricted Cash

At December 31, 2000 and 1999, the Partnership has restricted cash balances of $38,877 and $36,982, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

(4) Land and Improvements Held for Investment

The components of land and improvements held for investment at December 31, are as follows:

	2000	1999
Land and improvements	$2,543,978	3,134,099
Valuation Allowance	(1,297,468)	(1,017,154)
	$1,246,510	2,116,945

The aggregate cost for federal income tax purposes was $3,195,586 and $3,972,199 at December 31, 2000 and 1999, respectively. Based on recent sales projections, management determined that the property held for sale was impaired and, in accordance with SFAS No. 121, increased the valuation allowance by $280,314 and $140,000, respectively to $1,297,468 and $1,017,154, respectively.

(5) Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services for the years ended December 31, 2000, 1999, and 1998 are as follows:
	2000	1999	1998
Partnership and property management fees	$14,000	14,000	14,000
Selling Costs	$53,294	--	10,020
Accounting fees	$10,659	3,100	3,101
Office Administration Fees	--	384	2,311

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

(6) Association Fees

During 1989, an owners' association was formed to manage a portion of the land and improvements held for investment. the Partnership incurred association fees totaling $24,697 in 2000, $24,528 in 1999, and $25,463 in 1998 which relate to the Partnership's pro rata share of the owners' association expenses, consisting primarily of electricity costs, irrigation, and landscape maintenance.

(7) Distributions

For the year ended December 31, 2000, 1999, and 1998, the Partnership made distributions to the limited partners of $600,000, $900,000, and $1,500,000, respectively ($80, $120, and $200 per unit, respectively).

(8) Subsequent Event

In January 2001, Nashville Land Fund completed the sale of 12 acres for $ 896,805. The land sold was from the North Creek Business Park. Furthermore, the General Partner has approved a distribution of $750,000 ($100 per limited partner unit) to be distributed in February 2001. The remaining proceeds from this sale will be used for 2001 operating costs.

Independent Auditors' Report

The Partners

Nashville Land Fund, Ltd.:

Under date of February 20, 2001, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 20, 2001

S-1

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

(December 31, 2000)
		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
North Creek Business Park 12 acres	None	$617,136		501,483	50,449	371,466	332,218	$703,684			6/16/86
Larchwood Property 11 acres	None	725,797		401,785	18,912	286,551	256275	542,826			7/31/87
Total		$1,342,833		903,268	69,361	658,017	588,493	1,246,510

*Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable. Amounts are net of a valuation allowance of $1,297,488.

S-2

Schedule III

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Real Estate and Accumulated Depreciation(continued)

December 31, 2000

	2000	1999	1998
(1) Balance at beginning of period	$2,116,945	3,004,747	3,925,143
Additions during period:
Improvements	--	3,217	45,105
Deductions during period:
Cost of real estate sold	(590,121)	(751,019)	(965,501)
Increase in valuation allowance for land held for investment	(280,314)	(140,000)	--
Balance at end of period	$1,246,510	2,116,945	3,004,747
(2) Aggregate cost for federal income tax purposes	$3,195,586	3,972,199	3,972,199

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