Form 10-Q
period 2001-03-31
NASHVILLE LAND FUND LTD
filed 2001-05-21
CIK 793935

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended MARCH 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from __________ to _______________

Commission File Number: 33-5785-A

NASHVILLE LAND FUND, LTD.

(Exact name of Registrant as specified in its charter)
Tennessee	62-1271664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
4400 Harding Road, Suite 500, Nashville, Tennessee	37205
(Address of principal executive office)	(Zip Code)

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NASHVILLE LAND FUND, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	March 31, 2001	December 31, 2000

ASSETS

Cash	$46,497	$22,829
Restricted cash	39,137	38,878
Land and improvements held for investment less valuation allowance of $ 832,084 and 1,297,468, respectively	542,827	1,246,509
Other assets	175	175

Total Assets	$628,636	$1,308,391

LIABILITIES AND PARTNERS' EQUITY

Due to affiliates	74	5,999
State taxes payable	500	1,511
Accounts payable	3,646	-
Property taxes payable	4,352	23,082

Total Liabilities	8,602	30,592

Partners' equity:

Limited partners, 7,500 units outstanding	619,948	1,277,713
Special limited partner	4	4
General partner	82	82

Total partners' equity	620,534	1,277,799

Total liabilities and partners' equity	$628,636	$1,308,391

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months Ended March 31
	2001	2000
REVENUE:

Land sale:
Gross proceeds	$ 896,805	$-
Cost of land sold	(703,682)	-
Closing costs	(83,120)	-
Gain on land sale	110,003	-

Interest income	258	148

Total revenues	110,261	148
EXPENSES:

Partnership and property management fees	3,500	3,500
Legal and accounting fees	5,875	4,770
General and administrative expenses	1,035	1,160
Property taxes	6,616
State franchise and excise taxes	500	-

Total expenses	17,526	9,430

Net income (loss)	$ 92,735	$ (9,282)

Net income per limited partner unit	(12.30)	(1.24)

See accompanying notes to financial statements

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended MARCH 31,
	2001	2000
Cash flows from operating activities:

Net income (loss)	$ 92,235	$ (9,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of land and land improvements sold	703,682	-
Cost of land improvements	--	(10,864)
Increase in restricted cash	(259)	(148)
Decrease in due to affiliates	(5,925)	-
Decrease in state taxes payable	(1,011)	-
Increase in accounts payable	(3,646)	(13,242)
Decrease in property taxes payable	(18,700)	-

Net Cash provided by (used in) operating activities	773,668	(33,536)

Cash flows from financing activities:
Distributions to partners	(750,000)	--

Net Increase (decrease) in cash	23,668	(33,536)

Cash at beginning of period	22,829	128,827
Cash at end of period	$46,497	$95,291

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting  principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively  involved in managing the Partnership's operations. Compensation  earned for these services were as follows:

	Three months ended March 31,
	2001	2000
Management Fees	$3,500	$ 3,500
Accounting Fees	500	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2001 and 2000, the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the  periods was the same as net income (loss).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001.

On January 23, 2001, the Registrant sold the land remaining at the North Creek Business Park. This land totaled approximately 12 acres and sold for $896,805. The Registrant distributed $750,000 to the limited partners. The remaining proceeds were retained to meet operating expenses.

Except for sales, overall operations of the Registrant are minimal and have not fluctuated significantly.

FINANCIAL CONDITION

As of April 30, 2001, the Registrant had $ 46,035 in available funds to cover operating expenses for the next year. This balance is sufficient to meet the operating needs of the Registrant for the next year.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed  on its behalf by the undersigned, thereunto duly authorized.

NASHVILLE LAND FUND, LTD.

By: 222 PARTNERS, INC.

General Partner

Date: May 21, 2001	By:/s/ Steven D. Ezell
President

Date: May 21, 2001	By:/s/ Michael A. Hartley
Secretary/Treasurer