Form 10-Q
period 2001-06-30
NASHVILLE LAND FUND LTD
filed 2001-08-14
CIK 793935

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended JUNE 30 2001

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NASHVILLE LAND FUND, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

NASHVILLE LAND FUND, LTD.(A Limited Partnership)BALANCE SHEETS

(Unaudited)
	June 30, 2001	December 31, 2000

ASSETS

Cash	$ 8,556	$ 22,829
Restricted cash	39,218	38,877
Land and improvements held for investment	542,827	1,246,510
Other assets	175	175
Due from affiliate	10,000	-

Total Assets	$ 600,776	$ 1,308,391

LIABILITIES AND PARTNERS' EQUITY

Due to affiliates	$ 74	$ 5,999
State taxes payable	1,000	1,511
Accounts payable	375	-
Property taxes payable	8,764	23,082

Total Liabilities	10,213	30,592

Partners' equity:

Limited partners, 7,500 units outstanding	590,477	1,277,713
Special limited partner	4	4
General partner	82	82

Total partners' equity	590,563	1,277,799

Total liabilities and partners' equity	$ 600,776	$ 1,308,391

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Six months ended
	June 30,
	2001	2000	2001	2000
REVENUE:
Land Sale:
Gross proceeds	-	-	$896,805	-
Cost of land sold			(703,682)
Closing costs			(83,120)
Gain on land sale			110,003

Interest income	$83	$242	341	$390

Total revenues	83	242	110,344	390

EXPENSES:

Partnership and property management fees	3,500	3,500	7,000	7,000
Legal and accounting fees	14,426	14,472	20,801	14,972
General and administrative expenses	1,217	1,594	2,252	2,754
Property taxes	4,382	4,327	10,998	4,327
State franchise and excise taxes	500	3,022	1,000	3,022
Other	5,528	-	5,528	-
Total expenses	$29,553	$26,915	$47,579	$32,075

Net income (loss)	$(29,470)	$(26,673)	$62,765	$(31,685)
Net income (loss) per limited partner unit (7500 units outstanding)	$(3.93)	$(3.56)	$8.37	$(4.22)

See accompanying notes to financial statements

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended June 30,
	2001	2000
Cash flows from operating activities:

Net income (loss)	$62,765	$(31,685)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cost of land sold	703,682	-
Cost of land improvements	-	(10,864)
Increase in restricted cash	(341)	(391)
Increase in due from affiliate	(10,000)	(9,600)
Decrease in due to affiliates	(5,925)	-
Decrease in state taxes payable	(511)	-
Increase (decrease) in accounts payable	375	(13,200)
Decrease in property taxes payable	(14,318)	-

Net cash provided by (used) operating activities	735,727	(65,740)

Cash flows from financing activities:
Distributions to partners	(750,000)	-

Net decrease in cash	(14,273)	(65,740)

Cash at beginning of period	22,829	128,827
Cash at end of period	$8,556	$63,087

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively  involved in managing the Partnership's operations. Compensation  earned for these services were as follows:

	Six months ended June 30,
	2001	2000
Partnership and Property Management Fees	$7,000	$7,000
Accounting Fees	10,750	10,702

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2001 and 2000, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income (loss) for each of the  periods was the same as net income (loss).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001.

On January 23, 2001, the Registrant sold the land remaining at the North Creek Business Park. This land totaled approximately 12 acres and sold for $896,805. The Registrant distributed $750,000 to the limited partners. The remaining proceeds were retained to meet operating expenses.

Except for sales, overall operations of the Registrant are minimal and have not fluctuated significantly.

FINANCIAL CONDITION

As of June 30, 2001, the Registrant had $ 8,556 in available funds to cover operating expenses for the next year. This balance is not sufficient to meet the operating needs of the Registrant for the next year. Unless the Registrant has a sale, the General partner will assist the Registrant in meeting operational needs through affiliated loans.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed  on its behalf by the undersigned, thereunto duly authorized.

NASHVILLE LAND FUND, LTD.

By: 222 PARTNERS, INC.

General Partner

Date: August 14, 2001	By:/s/ Steven D. Ezell
President

Date: August 14, 2001	By:/s/ Michael A. Hartley
Secretary/Treasurer