Form 10-Q
period 2001-09-30
NASHVILLE LAND FUND LTD
filed 2001-11-13
CIK 793935

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended SEPTEMBER 30, 2001

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NASHVILLE LAND FUND, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 2

Statements of Operations 3

Statements of Cash Flows 4

Notes to Financial Statements 5


NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	September 30, 2001	December 31, 2000
ASSETS

Cash	$2,507	22,829
Restricted cash	36,000	38,877
Land and improvements held for sale	542,827	1,246,510
Other assets	175	175
Due from affiliate	10,000	-

Total Assets	$591,509	1,308,391

LIABILITIES AND PARTNERS' EQUITY

Due to affiliates	$74	5,999
Franchise and excise tax payable	1,500	1,511
Accounts payable	3,000	0
Property taxes payable	13,146	23,082

Total Liabilities	17,720	30,592

Partners' equity:

Limited partners, 7,500 units outstanding	573,703	1,277,713
Special limited partner	4	4
General partner	82	82

Total partners' equity	573,789	1,277,799

Total liabilities and partners' equity	$591,509	1,308,391

See notes to financial statements.


NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,
	2001	2000	2001	2000
REVENUE:
Land Sale:
Gross proceeds	-	666,170	896,805	666,170
Cost of land and improvements sold	-	<590,122>	<703,682>	<590,122>
Selling costs	-	<70,011>	<83,120>	<70,011>

Gain on sale	-	6,037	110,003	6,037

Interest income	269	262	610	652

Total revenue	269	6,299	110,613	6,689

Expenses:

State franchise and excise tax	500	1,511	1,500	4,533
Association expense	-	25,463	-	25,463
Property taxes	7,382	7,381	18,380	11,708
Grounds maintenance	-	36	-	36
Partnership and property management fees	3,500	3,500	10,500	10,500
Legal and accounting fees	2,625	500	23,426	15,472
General and administrative expenses	3,038	1,329	5,289	4,085
Other expenses	-	-	5,527	-

Total expenses	17,045	39,720	64,622	71,797

Net (loss) income	$<16,776>	<33,421>	45,991	<65,108>
Net (loss) income per limited partner unit	($2.24)	(4.46)	6.13	(8.68)
Units outstanding	7,500	7,500	7,500	7,500

See notes to financial statements


NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	9/30/01	9/30/00
Cash flows from operating activities:

Net income (loss)	$45,991	<65,108>
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Decrease (increase) in restricted cash	2,877	<652>
(Increase) decrease in receivable from affiliate	<10,000>	10,263
Cost of land improvements sold	703,682	590,122
Cost of land improvements	0	<10,864>
Decrease in payable to affiliate	<5,925>	-
Increase (decrease) in accounts payable	3,000	<10,632>
(Decrease) increase in property taxes payable	<9,936>	4,327
Decrease in franchise and excise payable	<11>	-

Net cash provided by operating activities	729,678	517,456

Cash flows from financing activities:
Cash distribution	<750,000>	<600,000>

Net decrease in cash	<20,322>	<82,545>

Cash at beginning of period	22,829	128,827
Cash at end of period	$2,507	46,283

See notes to financial statements.


NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively  involved in managing the Partnership's operations. Compensation  earned for these services were as follows:

	Nine months ended September 30,
	2001	2000
Partnership and Property Management Fees	$10,500	10,500
Accounting Fees	11,750	10,659
Development fees	-	4,000

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2001 and 2000, the Partnership had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) for each of the  periods was the same as net income (loss).

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2001. At September 30, 2001, the Partnership had unrestricted cash of $2,507, liabilities to non-affiliated entities of $17,646. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $591,509 and has liabilities of $17,720. If funds are not sufficient to meet operational expenses in 2001, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

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

The Registrant continues to hold the Larchwood Property. It is approximately 11 acres located in Nashville, Davidson County. It is subdivided into 4 tracts, which are cleared and graded. One of the four tracts is zoned for residential use, and all remaining acreage is zoned Commercial PUD.

Except for sales, overall operations of the Registrant are minimal and have not fluctuated significantly.

FINANCIAL CONDITION

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2001. At September 30, 2001, the Partnership had unrestricted cash of $2,507, liabilities to non-affiliated entities of $17,646. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $591,509 and has liabilities of $17,720. If funds are not sufficient to meet operational expenses in 2001, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Partnership is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Partnership will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Partnership either will settle the obligation for its recorded amount or will incur a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Partnership does not expect the adoption of this standard to have a material effect on the Partnership's revenue, operating results or liquidity.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - none

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed  on its behalf by the undersigned, thereunto duly authorized.

NASHVILLE LAND FUND, LTD.

By: 222 PARTNERS, INC.

General Partner

Date: November 14, 2001	By:/s/ Steven D. Ezell
President

Date: November 14, 2001	By:/s/ Michael A. Hartley
Secretary/Treasurer