Form 10-K
period 2001-12-31
NASHVILLE LAND FUND LTD
filed 2002-03-27
CIK 793935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2001
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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of June 26, 1986.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

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

Narrative Description of Business

At December 31, 2001 the Registrant held for investment approximately 11 sellable acres of land in various stages of development in Nashville, Davidson County, Tennessee. This property will be referred to as the Larchwood Property in the remainder of this report. It is subdivided into 4 tracts, which are cleared and graded. One of the four tracts is zoned for residential use, and all remaining acreage is zoned Commercial PUD.

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

Item 2. Properties

As of December 31, 2001, Registrant owned approximately 11 sellable acres of land in Nashville, Davidson County, Tennessee, the Larchwood Property. For further information, see Item 1 above.

Item 3. Legal Proceedings

Registrant is not a party to, nor is any of Registrant's property the subject of, any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on June 26, 1986 of 7,500 units of limited partnership interests at $1,000 per Unit. The offering of $7,500,000 was fully subscribed and closed on July 31, 1986. As of February 28, 2002, there were 439 holders of record of the 7,500 Units of limited partnership interests.

There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year Ended December 31,

	2001	2000	1999	1998	1997
Total Revenue	$115,277	$(333)	$339,656	$473,706	$106,214
Net Income(loss)	22,191	(365,961)	88,966	363,144	3,346
Net Income(loss) per limited partner unit	$2.96	$(48.79)	$11.86	$48.42	$0.45
Total Assets	$605,338	$1,308,391	$2,304,829	$3,088,632	$4,204,625
Cash Distributions per limited partner unit	$100	$80	$120	$200	-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

The Registrant sold approximately 12 acres, 9 acres and 13 acres at the North Creek Business Park Property in 2001, 2000, and 1999, respectively. Gross proceeds were approximately $897,000, $666,000, $1,186,000 million, respectively. From these proceeds, $750,000, $600,000, and $900,000, respectively, were distributed to the limited partners. The remaining proceeds were used to meet operational expenses of the partnership.

Analysis of Operations

Operations of the Registrant are consistent through the years with the following exceptions. The lack of Association expense for 2001 is due to the sale of the North Creek Business Park land in the first quarter of 2001. The decline in property taxes for 2000 is due to successfully appealing the prior years property taxes which had previously been accrued for in full.

Financial Condition and Liquidity

At December 31, 2001, the Partnership had unrestricted cash of $91 and liabilities to non-affiliated entities of $33,774. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $ 605,338 and has total liabilities of $ 55,328. If funds are not sufficient to meet operational expenses in 2002, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for investment is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the Partnership's land and improvements held for investment, no impairment charge was necessary at December 31, 2001.

Contractual Obligations and Commitments

At December 31, 2001, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At December 31, 2001 and 2000, the Partnership has restricted cash balances of $37,246 and $38,877, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2001, the Partnership had $21,574 due to the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 4 to the financial statements.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of long-lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no significant market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934.

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

Officers and Directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell, age 71, serves on the board of directors of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell, age 49, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

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

Item 11. Executive Compensation

During 2001, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of February 28, 2002 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant was of unaware of any officers or directors of 222 Partners, Inc. which beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2001, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 4 of the Financial Statements included herein.

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

(b) No reports on Form 8-K have been filed during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.
NASHVILLE LAND FUND, LTD.
By: 222 Partners, Inc.
General Partner

DATE: March 27, 2002	By:/s/ Steven D. Ezell
President and Director

DATE: March 27, 2002	By:/s/ Michael A. Hartley
Secretary Treasurer

Pursuant to the requirements of the Securities Exchange Act of 934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
NASHVILLE LAND FUND, LTD.
By: 222 Partners, Inc.
General Partner

DATE: March 27, 2002	By:/s/ Steven D. Ezell
President and Director

DATE: March 27, 2002	By:/s/ Michael A. Hartley
Secretary Treasurer

Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

Nashville Land Fund, Ltd.:

We have audited the accompanying balance sheets of Nashville Land Fund, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Land Fund, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee

February 1, 2002

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000

Cash	$91	$22,829
Restricted cash	37,246	38,877
Land and improvements held for investment	542,826	1,246,510
Due from affiliates	25,000	--
Other assets	175	175
Total assets	$605,338	$1,308,391

Liabilities and Partners' Equity

Accounts payable	$4,000	$1,511
Due to affiliates	21,574	5,999
Property taxes payable	27,074	23,082
State taxes payable	2,700	-
Total Liabilities	55,328	30,592

Partners' equity:

Limited partners, 7,500 units outstanding	549,904	1,277,713
Special limited partner	4	4
General partner	82	82
Total partners' equity	549,990	1,277,799
Commitments and contingencies
Total liabilities and partners' equity	$605,338	$1,308,391

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Statements of Operations

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenue:

Sale of land and improvements	$896,805	$666,170	$1,185,919
Cost of land and improvements sold	(703,684)	(590,121)	(751,019)
Selling costs	(83,120)	(80,875)	(100,709)
Gain (loss) on sale of land	110,001	(4,826)	334,191

Interest	5,276	4,493	5,365
Miscellaneous	-	--	100
Total revenues	115,277	(333)	339,656

Expenses:
Partnership and property management fees	14,000	14,000	14,000
Association fees	-	24,697	24,528
Legal and accounting fees	27,426	23,472	26,917
Architect and engineering fees	9,481	7,731	9,173
General and administration	6,648	4,342	1,429
Property taxes	27,304	5,028	34,643
State income taxes	2,700	6,044	--
Other expenses	5,527	-	-
Impairment of land held for investment	-	280,314	140,000
Total expenses	93,086	365,628	250,690
Net income(loss)	$22,191	$(365,961)	$88,966

Net income (loss) allocated to:
General partner	-	-	-
Special limited partner	-	-	-
Limited partners	$22,191	$(365,961)	$88,966

Net income (loss) per limited partnership unit:	$2.96	$(48.79)	$11.86
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2001, 2000 and 1999

		Limited Partners	Special limited partner	General partner	Total
	Units	amount
Balance at December 31, 1998	7,500	$3,054,708	$4	$82	$3,054,794
Net Income		88,966			88,966
Distributions		(900,000)			(900,000)
Balance at December 31, 1999	7,500	2,243,674	4	82	2,243,760
Net Loss		(365,961)			(365,961)
Distributions		(600,000)			(600,000)
Balance at December 31, 2000	7,500	1,277,713	4	82	1,277,799
Net Income		22,191			22,191
Distributions		(750,000)			(750,000)
Balance at December 31, 2001	7,500	$549,904	$4	$82	$549,990

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income(loss)	$22,191	$(365,961)	$88,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cost of land and improvements sold	703,684	590,121	751,019
Cost of land improvements	-	--	(3,217)
Decrease (increase) in restricted cash	1,631	(1,895)	(1,153)
Increase (decrease) in accounts payable	2,489	(16,017)	27,231
Increase (decrease) in property tax payable	3,992	(20,459)	--
Increase in state taxes payable	2,700	-	-
Increase in due to affiliates	15,575	5,999	--
(Increase) decrease due from affiliates	(25,000)	21,900	(21,900)
Impairment of land held for investment	-	280,314	140,000
Net cash provided by operating activities	727,262	494,002	980,946

Cash flows from financing activities-
Distributions to partners	(750,000)	(600,000)	(900,000)

Net (decrease) increase in cash	(22,738)	(105,998)	80,946
Cash at beginning of year	22,829	128,827	47,881
Cash at end of year	$91	$22,829	$128,827

Supplemental cash flows information:
Cash paid for state taxes	-	$6,044	--

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies

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

    Estimates
    Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

    Cash
    Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the General Partner.

    Land and Improvements Held for Investment
    Land and improvements held for investment are recorded at cost and include two tracts of undeveloped land representing approximately 11 and 23 acres in 2001 and 2000, respectively. Land costs include amounts incurred to acquire and develop the land, including interest and property taxes, during the development period. Costs to hold land, including interest and property taxes, are charged to expense. Land improvement costs incurred include development costs expended subsequent to the acquisition of a tract.
    Land and improvements held for investments are reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value less estimated costs to sell the assets. If impaired, a loss is provided to reduce the carrying value to the estimated fair value of the land and improvements held for investment. At December 31, 2001 the estimated fair value of the assets was determined through an independent appraisal, dated January 2002. At December 31, 2000, the estimated fair value was determined through recognizing the future discounted cash flows using a discount rate commensurate with the risk associated with the property.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies

    Income Recognition
    Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

    Income Taxes
    No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information. Beginning in 2000, the partnership pays state taxes on earnings from Tennessee operations.
    The Partnership accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
    The Partnership's income tax expense relates to state taxes for income from continuing operations in Tennessee.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies (continued)

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
    Cumulative unpaid preferred returns are $4,266,558 at December 31, 2001 and 2000.
    Comprehensive Income
    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2001, 2000, and 1999 the Partnership had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) for each of the years was the same as net income (loss).
    Recently Issued Accounting Standards
    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of long-lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on its financial condition or results of operations.

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

  Restricted Cash
  At December 31, 2001 and 2000, the Partnership has restricted cash balances of $37,246 and $38,877, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.
  Land and Improvements Held for Investment
  The components of land and improvements held for investment at December 31, 2001 and 2000 are $542,826 and $1,246,510, respectively. The aggregate cost for federal income tax purposes was $1,374,910 and $3,195,586 at December 31, 2001 and 2000, respectively. During the fourth quarter of 2000, based on recent sales projections, management determined that the property held for sale was impaired and, in accordance with SFAS No. 121, recorded a loss of $280,314 to $1,297,468. No additional impairment was determined to be necessary by management for the year ended December 31, 2001.
  Related Party Transactions
  The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Partnership and property management fees	$14,000	$14,000	$14,000
Selling costs	$83,120	$53,294	--
Accounting fees	$12,250	$10,659	$3,100
Office administration fees	-	--	$384

  Association Fees
  During 1989, an owners' association was formed to manage a portion of the land and improvements held for investment. During early 2001, the land managed by the association was sold and no association fees were incurred for the year. The Partnership incurred association fees totaling $24,697 in 2000, and $24,528 in 1999, which relate to the Partnership's pro rata share of the owners' association expenses, consisting primarily of electricity costs, irrigation, and landscape maintenance.

  Distributions
  For the year ended December 31, 2001, 2000, and 1999, the Partnership made distributions to the limited partners of $750,000, $600,000, and $900,000, respectively ($100, $80, and $120 per unit, respectively).

Independent Auditors' Report

The Partners

Nashville Land Fund, Ltd.:

Under date of February 1, 2002, we reported on the balance sheets of Nashville Land Fund, Ltd. as of December 31, 2001 and 2000 and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2002

S-1

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001
		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
Larchwood Property 11 acres	None	472,032			70,794	472,032	70,794	542,826			7/31/87
Total		$472,032	$0	$0	$70,794	$472,032	$70,794	$542,826	$0

*Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non-applicable.

S-2

Schedule III

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

Real Estate and Accumulated Depreciation(continued)

December 31, 2001

	2001	2000	1999
(1) Balance at beginning of period	$1,246,510	$2,116,945	$3,004,747
Additions during period:
Improvements	-	--	3,217
Deductions during period:
Cost of real estate sold	(703,684)	(590,121)	(751,019)
Impairment charge for land held for investment	-	(280,314)	(140,000)

Balance at end of period	$542,826	$1,246,510	$2,116,945
(2) Aggregate cost for federal income tax purposes	$1,374,910	$3,195,586	$3,972,199

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