Form 10-Q
period 2002-03-31
NASHVILLE LAND FUND LTD
filed 2002-05-14
CIK 793935

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended

MARCH 31, 2002

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

YES X NO ___

PART I. FINANCIAL INFORMATION NASHVILLE LAND FUND, LTD.(A Tennessee Limited Partnership)FINANCIAL STATEMENTS (Unaudited)

INDEX

Item 1. FINANCIAL STATEMENTS

Financial Statements:

Balance Sheets as of March 31, 2002 and December 31, 2001 3

Statements of Operations For the Three Months Ended March 31, 2002 and 2001 4

Statements of Cash Flows For the Three Months Ended March 31, 2002 and 2001 5

Notes to Financial Statements For the Three Months Ended March 31, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

PART II. Other information 8

Item 6. Exhibits and reports on Form 8-K 8

SIGNATURES 9

NASHVILLE LAND FUND, LTD. (A Limited Partnership)BALANCE SHEETS(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS

Cash	$887	$91
Restricted cash	37,281	37,246
Land and improvements held for sale	542,826	542,826
Other assets	175	175
Due from affiliate	25,000	25,000

Total assets	$606,169	$605,338

LIABILITIES AND PARTNERS' EQUITY

Due to affiliates	$32,074	$21,574
Franchise and excise tax payable	3,375	2,700
Property taxes payable	33,900	27,074
Accounts payable	12,600	4,000

Total liabilities	81,949	55,348

Partners' equity:

Limited partners, 7,500 units outstanding	524,134	549,904
Special limited partner	4	4
General partner	82	82

Total partners' equity	524,220	549,990

Total liabilities and partners' equity	$606,169	$605,338

NASHVILLE LAND FUND, LTD.(A Limited Partnership)STATEMENTS OF OPERATIONS(Unaudited)

	Three months ended March 31,
	2002	2001
REVENUE:
Land Sale
Gross proceeds	$-	$896,805
Cost of land sold	-	<703,682>
Closing costs	-	<83,120>

Gain on sale of land	-	110,003

Interest income	34	258

Total revenue	34	110,261

Expenses:

State franchise and excise tax	675	500
Property taxes	6,826	6,616
Partnership and property management	3,500	3,500
Legal and accounting fees	3,625	6,375
General and administrative expenses	10,728	1,035
Other	450	0

Total expenses	25,804	18,026

Net (loss) income	$<25,770>	$92,235

Net (loss) income per limited partner unit	$(3.44)	$12.30
Limited partners units outstanding	7,500	7,500

NASHVILLE LAND FUND, LTD. (A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:

Net (loss) income	$(25,770)	$92,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Increase in restricted cash	(35)	(259)
Cost of land sold	0	703,682
Increase (decrease) in due to affiliate	10,500	(5,925)
Increase in accounts payable	8,600	3,646
Increase (decrease) in property tax payable	6,826	(18,700)
Increase (decrease) in franchise and excise taxes payable	675	(1,011)

Net cash provided by operating activities	796	773,668

Cash flows from financing activities
Distribution to limited partners	-	(750,000)

Net decrease in cash	796	23,668

Cash at beginning of period	91	22,829
Cash at end of period	$887	$46,497

NASHVILLE LAND FUND, LTD.(A Limited Partnership)NOTES TO FINANCIAL STATEMENTSFor the Three Months Ended March 31, 2002 and 2001(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively  involved in managing the Partnership's operations. Compensation  earned for these services were as follows:

	Three months ended March 31,
	2002	2001
Management fees	$3,500	$ 3,500
Accounting fees	500	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2002 and 2001, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the  periods was the same as net (loss) income.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2002. At March 31, 2002, the Partnership had unrestricted cash of $887, liabilities to non-affiliated entities of $49,875. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a book value of $606,169 and has liabilities of $81,949. If funds are not sufficient to meet operational expenses in 2002, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

E. IMPAIRMENT

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition or results of operations.

Item 2: Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002.

There were no land sales during the first quarter of 2002. On January 23, 2001, the Registrant sold the land remaining at the North Creek Business Park. This land totaled approximately 12 acres and sold for $896,805. The Registrant distributed $750,000 to the limited partners. The remaining proceeds were retained to meet operating expenses.

Except for sales, overall operations of the Registrant are minimal and have not fluctuated significantly.

FINANCIAL CONDITION

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2002. At March 31, 2002, the Partnership had unrestricted cash of $887, liabilities to non-affiliated entities of $49,875. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a book value of $606,169 and has liabilities of $81,949. If funds are not sufficient to meet operational expenses in 2002, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value.

Contractual Obligations and Commitments

At March 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2002, the Partnership has restricted cash balances of $37,281 to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2002 and December 31, 2001, the Partnership had $32,074 and $21,574, respectively, due to the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. Other information

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

SIGNATURESPursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed  on its behalf by the undersigned, thereunto duly authorized.

NASHVILLE LAND FUND, LTD.

By: 222 PARTNERS, INC.

General Partner

Date: May 15, 2002	By:/s/ Steven D. Ezell
President

Date: May 15, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer