Form 10-Q
period 2002-06-30
NASHVILLE LAND FUND LTD
filed 2002-08-14
CIK 793935

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended JUNE 30 2002

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

YES X NO ___

PART I. FINANCIAL INFORMATIONItem 1. FINANCIAL STATEMENTSNASHVILLE LAND FUND, LTD.(A Tennessee Limited Partnership)FINANCIAL STATEMENTS(Unaudited)

INDEX

Item 1. Financial Statements

Balance Sheets as of June 30, 2002 and December 31, 2001 3

Statements of Operations for the three and six months ended June 30, 2002 and 2001 4

Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001 5

Notes to Financial Statements for the three and six months ended June 30, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

PART II. Other information 8

Item 6. Exhibits and reports on Form 8-K 8

Certification 9

Signatures 10

NASHVILLE LAND FUND, LTD.(A Limited Partnership)BALANCE SHEETS

(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS

CASH	$175	91
Restricted cash	37,326	37,246
Land and improvements held for sale	554,431	542,826
Other assets	175	175
Due from affiliate	25,000	25,000

Total assets	$617,107	605,338

LIABILITIES AND PARTNERS' EQUITY

Due to affiliates	$70,512	21,574
Franchise and excise tax payable	2,675	2,700
Accounts payable	12,440	4,000
Property taxes payable	40,251	27,074

Total liabilities	125,878	55,348

Partners' equity:

Limited partners, 7,500 units outstanding	491,143	549,904
Special limited partner	4,	4
General Partner	82	82

Total partners' equity	491,229	549,990

Total liabilities and partners' equity	$617,107	605,338

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD.(A Limited Partnership)STATEMENTS OF OPERATIONS(Unaudited)

	Three months ended		Six months ended
	June 30,
	2002	2001	2002	2001
REVENUE:
Land sale:
Gross proceeds	$-	-	-	896,805
Cost of land sold	-	-	-	(703,682)
Selling costs	-	-	-	(83,120)

Gain on sale	-	-	-	110,003

Interest income	46	83	80	341

Total revenues	46	83	80	110,344

Expenses

State franchise and excise tax	675	500	1,350	1,000
Property taxes	6,826	4,382	13,652	10,998
Management fees	3,500	3,500	7,000	7,000
Legal and accounting fees	19,938	14,426	23,563	20,801
General and administrative expenses	2,098	1,217	12,826	2,252
Other expenses	-	5,528	450	5,528

Total expenses	33,037	29,553	58,841	47,579

Net (loss) income	$(32,991)	(29,470)	(58,761)	62,765

Net (loss) income per limited partner unit	$(4.40)	(3.93)	(7.83)	8.37
Limited partner units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements

NASHVILLE LAND FUND, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:

Net (loss) income	$(58,761)	62,765
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Increase in restricted cash	(80)	(341)
Increase in due from affiliate	-	(10,000)
Increase in land improvements	(11,605)	-
Cost of land sold	-	703,682
Increase (decrease) in due to affiliates	48,938	(5,925)
Increase in accounts payable	8,440	375
Increase (decrease) in property taxes payable	13,177	(14,318)
Decrease in franchise and excise tax payable	(25)	(511)

Net cash provided by operating activities	84	735,727

Cash flows from financing activities
Distribution to partners	-	(750,000)

Net decrease in cash	84	(14,273)

Cash at beginning of period	91	22,829
Cash at end of period	$175	8,556

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD. (A Limited Partnership)NOTES TO FINANCIAL STATEMENTSFor the Three and Six Months Ended June 30, 2002 and 2001(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively  involved in managing the Partnership's operations. Compensation  earned for these services were as follows:
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Management fees	$3,500	$3,500	$7,000	$7,000
Accounting fees	11,125	10,202	11,625	10,702

C. COMPREHENSIVE INCOME

During the three and six-month periods ended June 30, 2002 and 2001, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the  periods was the same as net (loss) income.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2002. At June 30, 2002, the Partnership had unrestricted cash of $175 and liabilities to non-affiliated entities of $55,366. The cash is insufficient to fund ongoing operations. The Partnership owns total assets with a carrying value of $617,107 and has liabilities of $125,878. If funds are not sufficient to meet operational expenses in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. During the six months ended June 30, 2002, the General Partner has loaned the Partnership $48,938. The affiliated loans are payable from future sale proceeds and are currently non-interest bearing.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002.

There were no land sales during the first six months of 2002. Except for sales, overall operations of the Registrant are minimal and have not fluctuated significantly.

FINANCIAL CONDITION

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2002. At June 30, 2002, the Partnership had unrestricted cash of $175 and liabilities to non-affiliated entities of $55,366. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a book value of $617,107 and has liabilities of $125,878. If funds are not sufficient to meet operational expenses in 2002, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. During the six months ended June 30, 2002, the General Partner has loaned the Partnership $48,938. The affiliated loans are payable from future sale proceeds and are currently non-interest bearing.

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

Contractual Obligations and Commitments

At June 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2002, the Partnership has restricted cash balances of $37,326 to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2002 and December 31, 2001, the Partnership had $70,512 and $21,574, respectively, due to the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits
    No. 8-K's have been filed furing this quarter.

NASHVILLE LAND FUND, LTD.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connections with the Report of Nashville Land Fund, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Steven D. Ezell, Chief Executive Officer of Nashville Land Fund, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Steven D. Ezell

Chief Executive Officer

In connections with the Report of Nashville Land Fund, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael A. Hartley, Chief Financial Officer of Nashville Land Fund, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

NASHVILLE LAND FUND, LTD.

By: 222 LMR, LTD.

General Partner

By: 222 Partners, Inc.

General Partner

Date: August 14, 2002	By:/s/ Steven D. Ezell
President

Date: August 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer