Form 10-Q
period 2002-09-30
NASHVILLE LAND FUND LTD
filed 2002-11-14
CIK 793935

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended

SEPTEMBER 30, 2002

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

YES X NO ___

NASHVILLE LAND FUND, LTD.

(A Tennessee Limited Partnership)

NASHVILLE LAND FUND, LTD.(A Limited Partnership)BALANCE SHEETS (Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Cash	$262	91
Restricted cash	37,375	37,246
Land and improvements held for sale	566,431	542,826
Other assets	1,966	175
Due from affiliate	25,000	25,000

Total assets	$631,034	605,338

LIABILITIES AND PARTNERS' EQUITY

Due to affiliates	$98,231	21,574
Franchise and excise tax payable	-	2,700
Accounts payable	9,375	4,000
Property taxes payable	47,077	27,074

Total liabilities	154,683	55,348

Partners' equity:

Limited partners, 7,500 units outstanding	476,265	549,904
Special limited partner	4	4
General partner	82	82

Total partners' equity	476,351	549,990

Total liabilities and partners' equity	$631,034	605,338

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD. (A Limited Partnership)STATEMENTS OF OPERATIONS(Unaudited)

	Three months ended		Nine months ended
	September 30,
	2002	2001	2002	2001
REVENUE:
Land sale:
Gross proceeds	$0	0	0	896,805
Cost of land sold	0	0	0	(703,682)
Closing costs	0	0	0	(83,120)

Gain on sale	0	0	0	110,003

Interest income	48	269	128	610

Total revenues	48	269	128	110,613

EXPENSES:

State franchise and excise tax	(4,466)	500	(3,116)	1,500
Property tax expense	6,826	7,382	20,478	18,380
Grounds maintenance	2,100	0	2,100	0
Partnership and property management fees	3,500	3,500	10,500	10,500
Legal and accounting fees	6,344	2,625	29,907	23,426
General and administrative expense	622	3,038	13,898	5,289
Other expenses	0	0	0	5,527

Total expenses	14,926	17,045	73,767	64,622

Net (loss) income	(14,878)	(16,776)	(73,639)	45,991
Net (loss) income per limited partner unit	($1.98)	($2.24)	($9.82)	$6.13
Limited partner units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements

NASHVILLE LAND FUND, LTD. (A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:

Net (loss) income	$(73,639)	45,991
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Increase) decrease in restricted cash	(129)	2,877
Increase in other assets	(1,791)	-
Increase in receivable from affiliate	0	(10,000)
Cost of land and improvements sold	0	703,682
Cost of land improvements	(23,605)	0
Increase (decrease) in payable to affiliate	76,657	(5,925)
Increase in accounts payable	5,375	3,000
Increase (decrease) in property taxes payable	20,003	(9,936)
Decrease franchise and excise tax payable	(2,700)	(11)

Net cash provided by operating activities	171	729,678

Cash flows from financing activities:
Cash distribution	0	(750,000)

Net increase (decrease) in cash	171	(20,322)

Cash at beginning of period	91	22,829
Cash at end of period	$262	2,507

See accompanying notes to financial statements.

NASHVILLE LAND FUND, LTD. (A Limited Partnership)NOTES TO FINANCIAL STATEMENTSFor the Three and Nine Months Ended September 30, 2002 and 2001(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively  involved in managing the Partnership's operations. Compensation  earned for these services were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Partnership and property management fees	$3,500	$3,500	$10,500	$10,500
Accounting fees	3,219	500	20,282	11,750

C. COMPREHENSIVE INCOME

During the three and nine-month periods ended September 30, 2002 and 2001, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the  periods was the same as net (loss) income.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At September 30, 2002, the Partnership had unrestricted cash of $262 and liabilities to non-affiliated entities of $56,452. The cash is insufficient to fund ongoing operations. The Partnership owns total assets with a carrying value of $631,034 and has liabilities of $154,683. If funds are not sufficient to meet operational expenses in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. During the nine months ended September 30, 2002, the General Partner has loaned the Partnership $76,657. The affiliated loans are payable from future sale proceeds and are currently non-interest bearing.

E. IMPAIRMENT

Effective January 1, 2002 the Partnership adopted the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of long-lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition or results of operations.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no land sales during the first nine months of 2002. Except for the 2001 land sales, overall operations of the Registrant have not fluctuated significantly. The Partnership received a refund on prior year's franchise and excise tax. This resulted in a credit balance to the franchise and excise tax expense.

The Partnership has suffered recurring losses from operations. At September 30, 2002, the Partnership had unrestricted cash of $262 and liabilities to non-affiliated entities of $56,452. The cash is insufficient to fund ongoing operations. The Partnership owns total assets with a carrying value of $631,034 and has liabilities of $154,683. If funds are not sufficient to meet operational expenses in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. During the nine months ended September 30, 2002, the General Partner has loaned the Partnership $76,657. The affiliated loans are payable from future sale proceeds and are currently non-interest bearing.

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

Contractual Obligations and Commitments

At September 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2002, the Partnership has restricted cash balances of $37,375 to be used to fund property improvements, consisting of utility work. The restricted cash secures a letter of credit in the same amount to ensure that the required improvements are made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2002 and December 31, 2001, the Partnership had $98,231 and $21,574, respectively, due to the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2002, under the supervision and with the participation of the president and treasurer of 222 Partner's Inc., the general partner of 222 NLF, Ltd., the General Partner of the registrant, who serve as the Partnership's chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2002. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Nashville Land Fund, Ltd. on November 14, 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Nashville Land Fund, Ltd. on November 14, 2002.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Nashville Land Fund, Ltd. on November 14, 2002.

.

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Nashville Land Fund, Ltd. on November 14, 2002.

(b) No 8-K's have been filed during this quarter.

NASHVILLE LAND FUND, LTD.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Nashville Land Fund, Ltd. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Nashville Land Fund, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
NASHVILLE LAND FUND, LTD.
By: 222 NLF, LTD.
General Partner
By: 222 Partners, Inc.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Nashville Land Fund, Ltd on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Nashville Land Fund, Ltd, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
NASHVILLE LAND FUND, LTD.
By: 222 NLF, LTD.
General Partner
By: 222 Partners, Inc.
General Partner
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer

NASHVILLE LAND FUND, LTD.

Exhibit 99.3

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Nashville Land Fund, Ltd.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
NASHVILLE LAND FUND, LTD.
By: 222 NLF, LTD.
General Partner
By: 222 Partners, Inc.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President

NASHVILLE LAND FUND, LTD.

Exhibit 99.4

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Nashville Land Fund, Ltd.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
NASHVILLE LAND FUND, LTD.
By: 222 NLF, LTD.
General Partner
By: 222 Partners, Inc.
General Partner
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

NASHVILLE LAND FUND, LTD.
By: 222 NLF, LTD.
General Partner
By: 222 Partners, Inc.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer